Form 10-K
period 1995-02-28
TRANZONIC COMPANIES
filed 1995-05-26
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      (Mark One)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

      For the fiscal year ended February 28, 1995

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _______ to ________.

      Commission File No. 1-5774

              THE TRANZONIC COMPANIES
- ----------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

                 OHIO                             34-0664235
- -------------------------------          ----------------------
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)           Identification Number)


30195 Chagrin Boulevard, Pepper Pike, Ohio     44124
- ------------------------------------------------------------
(Address of Principal Executive Office)           (ZIP Code)

                      (216) 831-5757
- ---------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS         NAME OF EXCHANGE ON WHICH
      -------------------         --------------------------
                                  REGISTERED
                                  ----------
      Class A Common Shares
      without par value           American Stock Exchange

      Class B Common Shares
      without par value           American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                ------     ------

                      [Cover Continued on Following Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting stock held by non-affiliates of the Registrant on April 28, 1995: $8,920,221.
                               ----------
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

2,185,223 Class A Common Shares without par value at April 28, 1995
- -------------------------------------------------------------------

1,306,765 Class B Common Shares without par value at April 28, 1995
- -------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Notice of Annual Meeting and Proxy Statement Dated May 12, 1995 -- Part III. Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated May 12, 1995 shall be deemed incorporated by reference herein.

Portions of the Registrant's 1995 Annual Report to Shareholders -- Parts I and
II.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -----------------

      The Tranzonic Companies (the "Corporation") was incorporated under the laws of the State of Ohio on September 26, 1946. The Corporation adopted its current name on December 13, 1983.

      The Corporation and its subsidiaries (hereinafter collectively referred to as the "Registrant") are engaged principally in the distribution (and in the majority of instances, designing, processing, producing and manufacturing) of
(i) personal care products, including feminine napkins, Tampax(R) tampons (and the machines through which both are dispensed), children's disposable diapers, adult incontinent briefs and toilet seat covers; (ii) industrial textiles;
(iii) clothing care related housewares; and (iv) spiral-wound paper tubes and cores. The Registrant distributes its products throughout the United States from manufacturing and distribution facilities located in Ohio, Kentucky, Arizona, Nevada, South Carolina, Missouri, and Florida. In addition, the Registrant sells industrial textiles in Canada; licenses the distribution of housewares in, and distributes housewares to, foreign markets; distributes paper tubing and cores in foreign markets; and sells a limited amount of personal care products in foreign markets. Aggregate revenues derived from foreign sources are not a material portion of the Registrant's gross revenues.

      The Registrant operates in one industry segment which is the conversion of paper, cloth and allied materials. The majority of the Registrant's products are produced from large rolls of paper, cloth or allied products purchased directly from the mills where such materials are manufactured. These raw materials make up a significant amount of the total cost of production of the Registrant's products. As a result, each of the Corporation's divisions displays similar purchasing functions, such as bulk purchasing of raw materials at discount prices from manufacturers. In addition, the end use of most of the Registrant's products is similar, as most of the Registrant's sales are of disposable products that are used for personal hygiene and cleaning.

      The Registrant, through its Personal Care Division, markets and distributes through independent sales representatives various products, including feminine napkins such as Maxithins(R), Tampax(R) tampons, children's disposable diapers, adult incontinent briefs, toilet seat covers, condoms and related items, as well as feminine douche and enema products and restroom deodorant systems. The Registrant manufactures all of the feminine napkins, children's diapers, adult incontinence products and toilet seat covers which it distributes, and manufactures machines which dispense feminine napkins, Tampax(R) tampons, condoms and other similar products. The Division is the exclusive distributor of Tampax(R) tampons to the institutional trade for resale by others primarily through coin-operated dispensing machines in the United States, Canada and Mexico. The Division also wholesales, for resale through vending machines, its proprietary feminine napkins, which have been marketed by the Division and a predecessor since 1923 under its trademark Gards(R) and now MaxiThins(R), and condoms manufactured by others. The Division markets feminine napkins under its trademarks Maxithins(R), Everyday(R), Safe & Soft(R) and Soft & Thin(R) and packages the feminine napkins which it manufactures for private label sale to retail outlets. The Division markets children's disposable diapers for over-the-counter sales under its trademarks Precious(R) and Bottoms Up(R) and under private labels. The Division also markets adult incontinence products under its trademark At Ease(R), toilet seat covers and odor control products under its trademark Health Gards(R), feminine douches under its trademark Fresh Gards(R), enema products under its trademark At Ease(R) and disposable Gards obstetrical pads. The Division also distributes stainless steel washroom accessories and supplies under the name Hospeco(R), including such items as handrails for the handicapped and dispensers for paper towels, tissues, soap and toilet seat covers.

      Through its wholly-owned subsidiary CCP Industries, Inc., the Registrant processes, packages and distributes a varied range of industrial textiles and related products. These products include industrial wiping materials, cleaning chemicals, restroom supplies, disposable and durable work clothing, floor mats, napery and safety products. This subsidiary employs a nationwide sales force which markets such products to industrial, commercial and institutional users in every state of the continental United States and in portions of Canada. In March, 1995, a wholly-owned subsidiary of CCP Industries, Inc. acquired substantially all of the business and assets of Plezall Wipers, Inc., a Florida corporation, which is engaged in the business of converting, packaging and distributing industrial textiles, wiping cloths and related products.

      Through its wholly-owned subsidiary, Design Trend, Inc., the Registrant designs, produces, manufactures and sells to retailers and others laundry products, including clothes hampers, sweater drying racks, ironing boards, ironing board covers and ironing accessories; closet storage and closet organization products; cedar storage products; and personal travel organizers. These activities formerly were conducted by the Registrant through its wholly-owned subsidiaries American Homeware, Inc. and Pressing Supply Company, both of which have been merged into Design Trend, Inc. In addition to distributing such products in the United States through independent sales representatives to retailers, including discount stores, department stores and houseware specialty stores, the Registrant sells such products directly to independent distributors in Canada, the United Kingdom, Japan, Germany, France, Guam, Mexico and South America. In fiscal 1994, American Homeware, Inc. acquired all of the outstanding shares of Ever-Ready Appliance Mfg. Co., a Missouri corporation, which designed, produced and/or manufactured ironing boards and step stools for sale nationally to retailers. As of January 1994, each of Pressing Supply Company and Ever-Ready Appliance Mfg. Co. began marketing their respective
products under the trademark Design Trend(R).   In the first quarter of fiscal
year 1995, Design Trend, Inc. ceased manufacturing operations in Texas and Pennsylvania and commenced manufacturing operations in St. Louis, Missouri, the locus of the Ever-Ready Appliance Mfg. Co. operations.

      Through its wholly-owned subsidiary Baxter Tube Company, the Registrant manufactures and distributes spiral-wound paper tubes and cores for use by a variety of businesses, including the automotive, fiberglass and textile industries. Baxter Tube Company also manufactures a line of paper sleeving products. Although Baxter Tube Company distributes its products principally throughout the United States, the bulk are distributed in the Midwest and the Midsouth. In addition, this subsidiary distributes a limited amount of its products to Canada, Mexico, England, Taiwan, South Africa and Venezuela. This subsidiary sells directly and through the services of independent marketing agents.

Competition, Business Practices and Background Information
- ----------------------------------------------------------

      The Registrant's operations are highly competitive and the principal bases of competition are (i) quality and type of goods sold and services rendered and (ii) price. Some of the Registrant's competitors have greater financial resources than the Registrant and include manufacturers and distributors dealing directly with retail or industrial customers. Based upon the limited information available, the Registrant believes that it is not a significant factor in any market in which it operates except for the distribution of feminine napkins and tampons for resale through coin-operated dispensing machines.

      The Registrant does not have any special or unusual working capital requirements. The nature of the Registrant's business does not require it to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. The Registrant generally provides its customers with no more than thirty (30) days to remit payment for goods and does not provide its customers with any special rights to return goods. The Registrant believes that its practices relating to working capital items are consistent with industry practices.

      As of April 30, 1995, the Registrant had approximately 1,201 employees, some of whom are represented by various labor unions. The Registrant considers its employee relations satisfactory.

      The Registrant uses in its business various service marks, trademarks, trade names, and patents. The Registrant's patents relate to lock mechanisms utilized in its coin-operated dispensing machines and to the process and manufacture of paper tubes for the fiberglass industry. The Registrant's service marks, trademarks, and trade names protect certain marks and names printed on the Registrant's products. These marks and names are significant to the extent they provide the Registrant with a certain amount of goodwill in the industry. Although each of the foregoing contributes to the profitability of the Registrant, the Registrant does not consider a material part of its business to be dependent on any one or group of them.

ITEM 2.  PROPERTIES
- -------------------

      The following chart describes the principal properties that are owned by the Registrant or one of its subsidiaries:

Location                       Principal Use             Approximate Acreage
- --------                       -------------             -------------------

Cleveland, Ohio                Office, warehouse and             7 acres
                               manufacturing facilities

Nicholasville,                 Office, warehouse                 13.14 acres
Kentucky                       and manufacturing
                               facilities

Minerva, Ohio                  Office, warehouse and             3.5 acres
                               manufacturing facilities

The following chart describes the principal properties that are leased by the Registrant or one of its subsidiaries:

                               Approximate
              Principal          Square         Expiration       Renewal
Location         Use             Footage           Date          Options
- --------      ---------        -----------      ----------       --------

Highland      Office,            108,750          2/28/09        Two 10-
Heights,      warehouse                                          year
Ohio          and manu-                                          renewal
              facturing                                          options
              facilities

St. Louis,    Office,             70,000         12/31/98        One 5-
Missouri      warehouse                                          year
              and manu-                                          renewal
              facturing                                          option
              facilities

                               Approximate
              Principal          Square         Expiration       Renewal
Location         Use             Footage           Date          Options
- --------      ---------        -----------      ----------       --------
St. Louis,    Office,             65,000          7/31/01        One 5-
Missouri      warehouse                                          year
              and manu-                                          renewal
              facturing                                          option
              facilities

Tempe,        Office,             50,580          2/28/09        Two 10-
Arizona       warehouse                                          year
              and manu-                                          renewal
              facturing                                          options
              facilities

Perrysburg,   Office,             43,000         8/31/97         None
Ohio          warehouse
              and manu-
              facturing
              facilities

Hialeah       Office,             11,684         3/31/97         None
Gardens,      warehouse
Florida       and manu-
              facturing
              facilities

Pepper        Corporate            6,100        2/28/98          Two 5-
Pike,         headquarters                                       year
Ohio                                                             renewal
                                                                 options


ITEM 3.  PENDING LEGAL PROCEEDINGS
- ----------------------------------

      The Registrant is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

      The age (as of April 28, 1995), business experience during the past five years, and offices held by each of the Registrant's executive officers who is not also a Director of the Registrant are reported below. The Registrant's Code of Regulations provides that officers shall hold office until their successors are chosen and qualified in their stead, and that any officer may be removed from office at any time by the Registrant's Board of Directors.

      JAMES L. GLENN: Age 45; Vice President of the Registrant since June, 1991. Executive Vice President and General Manager of American Homeware, Inc. from November, 1990 to June, 1991. Vice President of Learsiegler Seymour (manufacturers of housewares) from March, 1988 to November, 1990.

      DENNIS H. KELLY: Age 57; Vice President of the Registrant since June 1, 1989.

      RICHARD J. SIMS: Age 44; Senior Vice President of the Registrant since 1992. Previously, Senior Vice President and General Counsel of Victoria Financial Corporation (insurance holding corporation).

      ALAYNE L. REITMAN: Age 30; Treasurer, Vice President--Finance and Chief Financial Officer of the Registrant since October 1993. Previously, Financial Analyst for American Airlines.

      RICHARD J. PENNZA: Age 40; Chief Accounting Officer of the Registrant since October 1993. Previously, Controller of the Registrant.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
- -----------------------------------------------------------------------------
MATTERS
- -------

      Information in response to this Item is set forth on page 28 of the Registrant's 1995 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

      Information in response to this Item is set forth on page 17 of the Registrant's 1995 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

      Information in response to this Item is set forth on pages 14 through 17 of the Registrant's 1995 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

      (a)     Financial Statements
              --------------------
              Information in response to this Item is set forth on pages 18 through 27 of the Registrant's 1995 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

      (b)     Supplementary Data
              ------------------
              Information in response to this Item is set forth in the financial statement schedules set forth on pages 13 through 15 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

      None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

      The information required in response to this Item in respect of Directors is set forth under the caption "Election of Directors" in the Registrant's proxy statement dated May 12, 1995 (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers who are not also Directors of the Registrant is set forth on pages 5 and 6 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

      Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's proxy statement dated May 12, 1995 (Exhibit 99), which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

      Information in response to this Item is set forth under the caption "Beneficial Ownership of Class A Common Shares and Class B Common Shares" in the Registrant's proxy statement dated May 12, 1995 (Exhibit 99), which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

      Information in response to this Item is set forth under the caption "Election of Directors" in the Registrant's proxy statement dated May 12, 1995 (Exhibit 99), which information is incorporated by reference herein.



                                   PART IV
                                   -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

      (a)     The following documents are filed as part of this report:

              1. See the Index to Financial Statements for a list of consolidated financial statements and financial statement schedules included or incorporated herein by reference.

              2.       Exhibits:

                       Exhibit Number
                       --------------
                       3(a) Amended Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K for the fiscal year ended February 28,
                               1993)

                       3(b) Certificate of Amendment to Amended Articles of Incorporation filed June 16, 1992 (incorporated by reference to Exhibit 3(b) of the Registrant's Form 10-K for the fiscal year ended February 28,
                               1993)

                       3(c) Code of Regulations (incorporated by reference to Exhibit 3(c) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(a)* 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                       10(b)* 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(c)* Salary Savings and Profit-Sharing Plan and First and Second Amendment thereto

                               (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(d)* Third Amendment to Salary Savings and Profit-Sharing Plan (incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(e)* Fourth Amendment to Salary Savings and Profit-Sharing Plan (incorporated by reference to Exhibit 10(h) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(f)* Salary Savings and Profit-Sharing Trust Agreement dated September 4, 1984 between the Registrant and Ameritrust Company National Association (National City Bank has been appointed successor Trustee of said Trust)(incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(g)* Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                       10(h)* 1992 Supplemental Benefit Plan (incorporated by reference to Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended February 28,
                               1993)

                       10(i) Credit Agreement dated as of October 7, 1993, with Society National Bank, individually and as Agent, and National City Bank for borrowings up to $30,000,000.

                       10(j) First Amendment dated as of June 30, 1994 to Credit Agreement with Society National Bank, individually and as Agent, and National City Bank.

                       10(k)* Employment Agreement dated June 20, 1990 between the Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(p) of the Registrant's Form

                               10-K for the fiscal year ended February 28, 1991)

                       10(l)* Consultant Agreement dated January 29, 1986 between the Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                       10(m)* Employment Agreement dated June 18, 1990 between the Registrant and Robert S. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                       10(n)* Employment Agreement dated June 18, 1990 between the Registrant and David J. Golden (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                       10(o)* Employment Agreement dated October 22, 1990 between the Registrant and James L. Glenn (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                       10(p)* Employment Agreement dated March 1, 1995 between Baxter Tube Company and Dennis Kelly

                       10(q)* Employment Agreement dated December 2, 1991 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(w) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                       10(r)* Amendment to Employment Agreement dated May 4, 1994 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                       10(s)* Employment Agreement dated July 1, 1992 between the Registrant and Richard J. Sims (incorporated by reference to Exhibit 10(v) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                       10(t)* Purchase Agreement dated August 13, 1993 between American Homeware, Inc., Tony C. Ribaudo, Jr., Angeline Ribaudo, Anthony M. Ribaudo, Kathleen Ribaudo, Dominic Ribaudo, Martin Ribaudo, Carl Ribaudo and Mary Ann Ribaudo Ferris (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 26, 1993)

                       13      The Registrant's 1995 Annual Report to
                               Shareholders

                       21      Subsidiaries of the Registrant

                       24      Powers of Attorney

                       27**    Financial Data Schedule

                       99 Notice of Annual Meeting and Proxy Statement dated May 12, 1995 (filed by the Registrant with the Securities and Exchange Commission on May 12, 1995)

              *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

              **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

              (b)     Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the Registrant's fiscal year ended February 28, 1995.

                              S I G N A T U R E S
                              -------------------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE TRANZONIC COMPANIES

                               By:  /s/ Robert S. Reitman
                                  -----------------------
                                  Robert S. Reitman
                                  Chairman, President and
                                  Principal Executive Officer
Dated:  May 26, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 26, 1995           /s/ Robert S. Reitman
                               ---------------------
                               Robert S. Reitman
                               Director

Dated:  May 26, 1995           /s/ Alayne L. Reitman
                               ---------------------
                               Alayne L. Reitman
                               Principal Financial Officer

Dated:  May 26, 1995           /s/ Richard J. Pennza
                               ---------------------
                               Richard J. Pennza
                               Principal Accounting Officer

                               James H. Berick, Director
                               Joseph A. Campanella, Director
                               David J. Golden, Director
                               Steven W. Percy, Director
                               Morton L. Reitman, Director
                               Sylvia K. Reitman, Director
                               Thomas S. Robertson, Director
                               James C. Spira, Director

Dated:  May 26, 1995      By:  /s/ Robert S. Reitman
                             -----------------------
                               Robert S. Reitman
                               Attorney in Fact

      Powers of attorney authorizing Robert S. Reitman to sign this Annual Report on Form 10-K on behalf of Directors of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                           THE TRANZONIC COMPANIES



                                    Index
                                    -----



    Financial Statements
    --------------------

    Audited:
       Consolidated Balance Sheets
           February 28, 1995 and 1994
       Consolidated Statements of Earnings
           Years ended February 28, 1995, 1994, and 1993
       Consolidated Statements of Shareholders' Equity
           Years ended February 28, 1995, 1994, and 1993
       Consolidated Statements of Cash Flows
           Years ended February 28, 1995, 1994, and 1993
       Notes to Consolidated Financial Statements
           February 28, 1995, 1994, and 1993

    Schedule
    --------

    Valuation and Qualifying Accounts and Reserves                  Schedule II

    All other schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in notes to consolidated financial statements.

    Financial statements of the parent company are omitted because it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


    The Board of Directors and Shareholders
    The Tranzonic Companies:

    Under date of March 31, 1995, we reported on the consolidated balance sheets of The Tranzonic Companies as of February 28, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    Cleveland, Ohio
    March 31, 1995

                                                                                                                Schedule II
                                                                                                                -----------
                                                      THE TRANZONIC COMPANIES

                                          Valuation and Qualifying Accounts and Reserves

                                           Years ended February 28, 1995, 1994, and 1993
                                                                  Additions
                                                           ------------------------
                                          Balance at       Charged to                                  Balance at
                                          Beginning        Costs and                                     End of
           Classification                 of Period        Expenses      Recoveries       Deductions     Period
           --------------                 ---------        --------      ----------       ----------    --------
Year ended February 28, 1995
  Allowance for doubtful
    accounts receivable                  $    337,000        229,651        90,109          248,260(A)  408,500
                                              =======        =======        ======       ==========     =======
Year ended February 28, 1994
  Allowance for doubtful
    accounts receivable                  $    296,000        336,269        20,767          316,036(A)  337,000
                                              =======        =======        ======       ==========     =======
Year ended February 28, 1993
  Allowance for doubtful
    accounts receivable                  $    547,300        902,650        64,069        1,218,019(A)  296,000
                                              =======        =======        ======        =========     =======



- ---------------------
(A)  Accounts written off.