Form 10-Q
period 1995-05-31
TRANZONIC COMPANIES
filed 1995-07-17
CIK 1761

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  May 31, 1995    or
                                    --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from          to
                                    --------     --------

Commission file number   2-29697
                       -----------


                           THE TRANZONIC COMPANIES
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Ohio                                        34-0664235
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


30195 Chagrin Blvd., Pepper Pike, Ohio                          44124
- ---------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          216/831-5757
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X      No
    -----       -----


Number of Class A Common Shares Outstanding at July 6, 1995      2,185,223
                                                                -----------
Number of Class B Common Shares Outstanding at July 6, 1995      1,308,065
                                                                -----------

                         PART I: FINANCIAL INFORMATION
                         -----------------------------
                         Item 1. Financial Statements
                         ----------------------------
                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                       May 31, 1995 and February 28, 1995



                                                                           May 31,      February 28,
                        Assets                                              1995            1995
                        ------                                          -----------     -----------
                                                                        (unaudited)
Current assets
  Cash (including cash equivalents of $40,000 at May 31,
    1995 and $349,600 at February 28, 1995)                            $  1,931,930       2,387,540
  Receivables, net                                                       17,101,213      16,995,651
  Inventories
   Raw materials                                                         14,759,876      13,318,921
   Finished goods                                                        10,920,847       9,854,683
  Deferred income taxes                                                   1,331,002       1,285,533
  Prepaid expenses and other current assets                               1,502,198       2,046,517
                                                                         ----------      ----------
             Total current assets                                        47,547,066      45,888,845

Property, plant and equipment, net                                       22,677,682      23,102,181
Other noncurrent assets                                                   2,479,159       2,416,958
Intangible assets                                                        10,991,897       8,871,482
                                                                         ----------      ----------
                                                                       $ 83,695,804      80,279,466
                                                                         ==========      ==========




                                  (Continued)

                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                       May 31, 1995 and February 28, 1995


                                                                            May 31,      February 28,
             Liabilities and Shareholders' Equity                             1995            1995
             ------------------------------------                       ------------     ------------
                                                                         (unaudited)
Current liabilities
  Trade accounts payable                                                $  8,547,842        9,657,007
  Accrued compensation                                                     2,381,870        2,981,782
  Other payables and accrued expenses                                      3,666,861        2,922,604
                                                                        ------------     ------------
              Total current liabilities                                   14,596,573       15,561,393

Long-term debt                                                            11,000,000        7,600,000
Deferred gain                                                              2,031,930        2,071,830
Deferred income taxes                                                      1,865,663        1,878,728
Other noncurrent liabilities                                               1,023,940          931,168

Shareholders' equity
  Serial preferred shares without par value; authorized 200,000,
    no shares issued                                                            -                -
  Class A common shares, no par value; authorized 4,000,000, issued 2,659,069 at May 31, 1995 and 2,660,404 at
    February 28, 1995                                                        664,767          665,101
  Class B common shares, no par value; authorized 8,000,000, issued 1,327,370 at May 31, 1995 and 1,316,385 at
    February 28, 1995                                                        331,843          329,096
  Additional paid-in capital                                               5,672,341        5,643,705
  Retained earnings                                                       50,613,739       49,780,163
                                                                        ------------     ------------
                                                                          57,282,690       56,418,065
  Less cost of common shares held in treasury
    473,846 Class A common and 19,305 Class B common
    shares at May 31, 1995 and 483,146 Class A common
    and 19,305 Class B common shares at February 28, 1995                  4,104,992        4,181,718
                                                                        ------------     ------------
              Total shareholders' equity                                  53,177,698       52,236,347
                                                                        ------------     ------------
                                                                        $ 83,695,804       80,279,466
                                                                        ============     ============





     See accompanying notes to condensed consolidated financial statements.

                           THE TRANZONIC COMPANIES

                Condensed Consolidated Statements of Earnings

               Three-month periods ended May 31, 1995 and 1994
                                 (Unaudited)


                                                                         1995            1994
                                                                     ------------    ------------
Sales                                                               $ 39,269,877       36,647,776

Cost and expenses
 Cost of goods sold                                                    26,984,670      24,536,342
 Selling, general, and administrative expenses                         10,562,018       9,975,914
                                                                     ------------    ------------
                                                                       37,546,688      34,512,256
                                                                     ------------    ------------
           Operating earnings                                           1,723,189       2,135,520

Interest income                                                            20,573          19,154
Interest expense                                                        (184,989)        (101,011)
                                                                     ------------    ------------

           Earnings before income taxes                                 1,558,773       2,053,663

Income taxes                                                              518,000         793,000
                                                                     ------------    ------------
           Net earnings                                              $  1,040,773       1,260,663
                                                                     ============    ============
Net earnings per common share                                        $        .30             .36
                                                                              ===             ===
Dividends per Class A common share                                   $       .045            .045
                                                                             ====            ====
Dividends per Class B common share                                   $       .085            .085
                                                                             ====            ====
Average common and common equivalent shares outstanding                 3,522,927       3,474,046
                                                                        =========       =========
Shares outstanding at end of period                                     3,493,288       3,452,038
                                                                        =========       =========





          See accompanying notes to condensed consolidated financial statements.

                            THE TRANZONIC COMPANIES

                Condensed Consolidated Statements of Cash Flows

                Three-month periods ended May 31, 1995 and 1994
                                  (Unaudited)

                                                                                 1995            1994
                                                                                 ----            ----
Cash flows from operating activities
   Net earnings                                                              $ 1,040,773       1,260,663
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities
       Depreciation and amortization                                           1,024,219       1,065,746
       Deferred income taxes                                                     (58,534)        111,315
   Changes in assets and liabilities, net of effects from purchase of
     Plezall Wipers, Inc.
       Receivables, net                                                          400,448        (856,935)
       Inventories                                                            (2,016,213)       (485,752)
       Prepaid expenses and other current assets                                 547,460         957,846
       Trade accounts payable                                                 (1,260,797)      1,608,792
       Accrued compensation                                                     (613,410)        (42,238)
       Other payables and accrued expenses                                       727,320         708,290
       Other, net                                                               (169,514)        (44,624)
                                                                             -----------     -----------
               Net cash provided by (used in) operating activities              (378,248)      4,283,103

Cash flows from financing activities
   Proceeds from revolving credit                                              4,900,000           -
   Repayment of long-term debt                                                (1,500,000)     (2,100,000)
   Cash dividends                                                               (207,197)       (205,374)
                                                                             -----------     -----------
               Net cash provided by (used in) financing activities             3,192,803      (2,305,374)

Cash flows from investing activities
   Payment for purchase of Plezall Wipers, Inc.                               (2,909,735)
   Restrictive covenants                                                            -            (45,000)
   Proceeds on exercise of share options                                         107,775           -
   Purchases of property, plant and equipment                                   (468,205)       (744,179)
                                                                             -----------     -----------
               Net cash used in investing activities                          (3,270,165)       (789,179)
                                                                             -----------     -----------
Cash
   Increase (decrease) during the period                                        (455,610)      1,188,550
   Beginning balance                                                           2,387,540       3,303,191
                                                                             -----------     -----------
   Ending balance                                                            $ 1,931,930       4,491,741
                                                                             ===========     ===========

Supplemental disclosure of cash flow information
   Income taxes paid                                                         $   695,199         626,946
   Interest paid                                                             $   163,079         101,201

Supplemental schedule of noncash investing and financing activities
   In conjunction with the acquisition of Plezall Wipers, Inc., liabilities were assumed as follows
     Fair value of assets acquired                                           $ 3,091,802          -
     Cash paid                                                                 2,909,735          -
                                                                             -----------     -----------
                                                                             $   182,067          -
                                                                             ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                           THE TRANZONIC COMPANIES

             Notes to Condensed Consolidated Financial Statements

               Three-month periods ended May 31, 1995 and 1994



Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies (Company) at May 31, 1995 and the results of operations for the three-month periods ended May 31, 1995 and 1994. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 28, 1995.

Note B Net earnings per share have been calculated based on the weighted average Class A common and Class B common shares outstanding during the periods plus the incremental shares (calculated using the treasury share method) for those outstanding share options which are considered equivalent shares and have a dilutive impact on net earnings per share.

          The table below depicts the average Class A common and Class B common shares used in the calculation of net earnings per share for the reported periods:

                                              Three Months Ended
                                                    May 31,
                                              ------------------
                                              1995          1994
                                              ----          ----
          Class A common                    2,193,133     2,201,224
          Class B common                    1,329,794     1,272,822
                                            ---------     ---------
                                            3,522,927     3,474,046
                                            =========     =========



          The table below depicts the Class A common and Class B common shares outstanding at the end of the periods reported:

                                                    May 31,
                                              ------------------
                                              1995          1994
                                              ----          ----
          Class A common                    2,185,223     2,186,358
          Class B common                    1,308,065     1,265,680
                                            ---------     ---------
                                            3,493,288     3,452,038
                                            =========     =========

Note C On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida, distributor of woven textile wipers. The acquisition was accounted for under the purchase method of accounting.

                        PART I: FINANCIAL INFORMATION
                        -----------------------------
                Item 2. Management's Discussion and Analysis of
                -----------------------------------------------
                 Financial Condition and Results of Operation
                 --------------------------------------------

The Company's financial position remains strong. At May 31, 1995, the current ratio was 3.3:1 and current assets continued to exceed total liabilities.

Revenues for the first quarter ended May 31, 1995 rose 7.2 percent to $39,269,877 from $36,647,776 recorded a year ago. Increased sales to our institutional customer base and the March 1, 1995 acquisition of Plezall Wipers, Inc. overcame some weakness experienced in certain consumer product categories.

Significant increases in the cost of core raw materials, such as wood pulp and paper products used extensively in our Personal Care Division and Industrial Packaging Division, and to a lesser extent steel used extensively in our Housewares Division, have contributed to a 10.0 percent year-to-year increase in cost of goods sold. Improved sales volume and cost containment programs decreased selling, general, and administrative expenses on a relative basis to
26.9 percent of sales in the first fiscal quarter compared to 27.2 percent a year ago.

Operating earnings were $1,723,189, a 19.3 percent decrease from $2,135,520 earned in the prior year like period. While the Company is adjusting selling prices in an effort to recover raw material cost increases and to maintain gross margins, intense competition has slowed the achievement of this continuing goal.

On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida, distributor of woven textile wipers. Debt used to fund this transaction and the forward purchase of certain raw materials has caused an increase in net interest expense for the current first fiscal quarter as compared to a year ago.

The effective income tax rate in the just ended quarter of 33.2 percent compared to a 38.6 percent rate in the prior year like period and reflected certain credits recognized in the current year tax rate calculation.

Net earnings for the first fiscal quarter decreased 17.4 percent to $1,040,773 or 30 cents per share, as compared to $1,260,663 or 36 cents per share in the prior year like period.

                    FORM 10-Q -PART II: OTHER INFORMATION
                    -------------------------------------


Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 4. Submission of matters to a vote of security holders

    a) The Company's annual meeting of shareholders was held June 12, 1995.

    b) The following Class I directors were elected at such annual meeting, each for a three-year term expiring in 1998:

                James H. Berick
                Robert S. Reitman
                Sylvia K. Reitman

    c) The following matters were voted on at the annual meeting of shareholders:

      1. Election of Class I directors (only Class A common shares voted on this matter.)

                       Director Name            Votes For     Abstentions
                       -----------------        ---------     -----------
                       James H. Berick          2,018,031        19,764
                       Robert S. Reitman        2,018,031        19,764
                       Sylvia K. Reitman        2,018,031        19,764

      2. Selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending February 29, 1996:

                                               Votes                     Broker
                                  Votes For   Against    Abstentions    Nonvotes
                                  ---------   -------    -----------    --------
         Class A Common Shares    2,033,771     1,202        2,822          0
         Class B Common Shares      9,924.4     160.6         67.6          0


ITEM 6. Exhibits and reports on Form 8-K

    a) Exhibit
       Number             Exhibit
       -------            -------
         27              Financial Data Schedule (1)
         99              Independent Auditors' Review Report

    b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             THE TRANZONIC COMPANIES
                                             (Registrant)




Date: July 13, 1995                          By: /s/ Richard J. Pennza
                                                 ----------------------
                                                 Richard J. Pennza
                                                 (Duly authorized officer and
                                                 Principal Accounting Officer)