Form 10-Q
period 1995-08-31
TRANZONIC COMPANIES
filed 1995-10-12
CIK 1761

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended   August 31, 1995  or
                                   ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                    to
                                   ------------------    -----------------

Commission file number   2-29697
                       ------------


                           THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Ohio                                        34-0664235
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


30195 Chagrin Blvd., Pepper Pike, Ohio                             44124
----------------------------------------                       ------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code             216/831-5757
                                                               ------------


Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X     No
    -----      -----


Number of Class A Common Shares Outstanding at October 6, 1995        2,186,023
                                                                      ---------
Number of Class B Common Shares Outstanding at October 6, 1995        1,316,865
                                                                      ---------

                         PART I:  FINANCIAL INFORMATION
                         ------------------------------
                         Item 1.  Financial Statements
                         -----------------------------

                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                     August 31, 1995 and February 28, 1995



                                                         August 31,     February 28,
                  Assets                                    1995            1995
                  ------                                 ----------      ----------
                                                        (unaudited)
Current assets
  Cash (including cash equivalents of $2,448,000 at
    August 31, 1995 and $349,600 at February 28, 1995)  $ 3,918,699       2,387,540
  Receivables, net                                       19,697,387      16,995,651
  Inventories
    Raw materials                                        13,288,481      13,318,921
    Finished goods                                        9,832,161       9,854,683
  Deferred income taxes                                   1,350,868       1,285,533
  Prepaid expenses and other current assets               1,875,668       2,046,517
                                                         ----------      ----------
                Total current assets                     49,963,264      45,888,845
Property, plant and equipment, net                       22,329,187      23,102,181
Other noncurrent assets                                   2,478,257       2,416,958
Intangible assets                                        10,886,128       8,871,482
                                                         ----------      ----------
                                                        $85,656,836      80,279,466
                                                         ==========      ==========



                                                                     (Continued)


                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                     August 31, 1995 and February 28, 1995



                                                                 August 31,     February 28,
                Liabilities and Shareholders' Equity                1995            1995
                ------------------------------------             ----------      ----------
                                                                (unaudited)
Current liabilities
  Trade accounts payable                                        $ 8,269,873       9,657,007
  Accrued compensation                                            2,678,820       2,981,782
  Other payables and accrued expenses                             3,557,662       2,922,604
                                                                 ----------      ----------
                Total current liabilities                        14,506,355      15,561,393

Long-term debt                                                   12,000,000       7,600,000
Deferred gain                                                     1,992,030       2,071,830
Deferred income taxes                                             1,825,802       1,878,728
Other noncurrent liabilities                                      1,110,380         931,168

Shareholders' equity
  Serial preferred shares without par value; authorized 200,000,
  no shares issued                                                   -               -
Class A common shares, no par value; authorized 4,000,000,
  issued 2,658,869 at August 31, 1995 and 2,660,404 at
  February 28, 1995                                                 664,717         665,101
Class B common shares, no par value; authorized 8,000,000,
  issued 1,334,870 at August 31, 1995 and 1,316,385 at
  February 28, 1995                                                 333,718         329,096
Additional paid-in capital                                        5,751,391       5,643,705
Retained earnings                                                51,569,186      49,780,163
                                                                 ----------      ----------
                                                                 58,319,012      56,418,065

Less cost of common shares held in treasury
  472,846 Class A common and 19,305 Class B common
  shares at August 31, 1995 and 483,146 Class A common
  and 19,305 Class B common shares at February 28, 1995           4,096,743       4,181,718
                                                                 ----------      ----------
                Total shareholders' equity                       54,222,269      52,236,347
                                                                 ----------      ----------
                                                                $85,656,836      80,279,466
                                                                 ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                                                      THE TRANZONIC COMPANIES

                                           Condensed Consolidated Statements of Earnings

                                    Six- and three-month periods ended August 31, 1995 and 1994
                                                            (Unaudited)


                                                      Six Months Ended               Three Months Ended
                                                          August 31,                      August 31,
                                                    --------------------            --------------------
                                                    1995            1994            1995            1994
                                                    ----            ----            ----            ----
Sales                                           $81,999,832      75,587,542      42,729,955      38,939,766

Cost and expenses
  Cost of goods sold                             57,065,620      50,911,559      30,080,950      26,375,217
  Selling, general, and
    administrative expenses                      21,171,311      19,967,411      10,609,293       9,991,497
                                                 ----------      ----------      ----------      ----------
                                                 78,236,931      70,878,970      40,690,243      36,366,714
                                                 ----------      ----------      ----------      ----------
                Operating earnings                3,762,901       4,708,572       2,039,712       2,573,052
Interest income                                      33,348          35,402          12,775          16,248
Interest expense                                   (372,381)       (205,472)       (187,392)       (104,461)
                                                 ----------      ----------      ----------      ----------
                Earnings before
                  income taxes                    3,423,868       4,538,502       1,865,095       2,484,839
Income taxes                                      1,202,000       1,788,000         684,000         995,000
                                                 ----------      ----------      ----------      ----------
                Net earnings                    $ 2,221,868       2,750,502       1,181,095       1,489,839
                                                 ==========      ==========      ==========      ==========
Net earnings per common share                   $       .63             .79             .33             .43
                                                        ===             ===             ===             ===
Dividends per Class A common share              $      .095             .09             .05            .045
                                                       ====             ===             ===            ====
Dividends per Class B common share              $      .175             .17             .09            .085
                                                       ====             ===             ===            ====
Average common and common
  equivalent shares outstanding                   3,524,136       3,483,269       3,525,344       3,492,491
                                                 ==========      ==========      ==========      ==========
Shares outstanding at end of period               3,501,388       3,452,038       3,501,388       3,452,038
                                                 ==========      ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                                                      THE TRANZONIC COMPANIES

                                          Condensed Consolidated Statements of Cash Flows

                                         Six-month periods ended August 31, 1995 and 1994
                                                            (Unaudited)

                                                                                  1995             1994
                                                                                  ----             ----
Cash flows from operating activities
  Net earnings                                                                  $2,221,868       2,750,502
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation and amortization                                              2,031,000       2,094,367
      Deferred income taxes                                                       (118,261)        119,019
  Changes in assets and liabilities, net of effects from purchase of Plezall Wipers, Inc.
      Receivables, net                                                          (2,195,726)     (3,240,230)
      Inventories                                                                  543,868         607,694
      Prepaid expenses and other current assets                                    173,990         976,376
      Trade accounts payable                                                    (1,538,766)        860,707
      Accrued compensation                                                        (316,460)        266,330
      Other payables and accrued expenses                                          618,121         818,507
      Other, net                                                                  (107,220)       (125,284)
                                                                                 ---------       ---------
                Net cash provided by operating activities                        1,312,414       5,127,988
Cash flows from financing activities
  Proceeds from revolving credit                                                 5,900,000          -
  Repayment of long-term debt                                                   (1,500,000)     (2,100,000)
  Cash dividends                                                                  (432,845)       (410,618)
                                                                                 ---------       ---------
                Net cash provided by (used in) financing activities              3,967,155      (2,510,618)
Cash flows from investing activities
  Payment for purchase of Plezall Wipers, Inc.                                  (2,909,735)         -
  Restrictive covenants                                                             -              (90,000)
  Proceeds on exercise of share options                                            196,899          -
  Purchases of property and equipment                                           (1,035,574)     (1,286,917)
                                                                                 ---------       ---------
                Net cash used in investing activities                           (3,748,410)     (1,376,917)
                                                                                 ---------       ---------
Cash
  Increase during the period                                                     1,531,159       1,240,453
  Beginning balance                                                              2,387,540       3,303,191
                                                                                 ---------       ---------
  Ending balance                                                                $3,918,699       4,543,644
                                                                                 =========       =========
Supplemental disclosure of cash flow information
  Income taxes paid                                                             $1,429,632         103,000
  Interest paid                                                                 $  337,253         208,547
Supplemental schedule of noncash investing and financing activities
  In conjunction with the acquisition of Plezall Wipers, Inc., liabilities were assumed as follows
    Fair value of assets acquired                                               $3,091,802          -
    Cash paid                                                                    2,909,735          -
                                                                                 ---------       ---------
                                                                                $  182,067          -
                                                                                 =========       =========

See accompanying notes to condensed consolidated financial statements.

                           THE TRANZONIC COMPANIES

             Notes to Condensed Consolidated Financial Statements

         Six- and three-month periods ended August 31, 1995 and 1994



Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies (Company) at August 31, 1995 and the results of operations for the six- and three-month periods ended August 31, 1995 and 1994. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended
        February 28, 1995.

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

        The table below depicts the average Class A common and Class B common shares used in the calculation of net earnings per share for the reported periods:

                                  Six Months Ended     Three Months Ended
                                      August 31,            August 31,
                                --------------------  --------------------
                                   1995       1994       1995      1994
                                   ----       ----       ----      ----
        Class A common          2,194,192  2,202,064  2,195,250  2,202,903
        Class B common          1,329,944  1,281,205  1,330,094  1,289,588
                                ---------  ---------  ---------  ---------
                                3,524,136  3,483,269  3,525,344  3,492,491
                                =========  =========  =========  =========

        The table below depicts the Class A common and Class B common shares outstanding at the end of the periods reported:

                                     August 31,
                                --------------------
                                  1995       1994
                                  ----       ----
        Class A common          2,185,823  2,183,958
        Class B common          1,315,565  1,268,080
                                ---------  ---------
                                3,501,388  3,452,038
                                =========  =========

Note C On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida distributor of woven textile wipers. The acquisition was accounted for under the purchase method of accounting.

                        PART I: FINANCIAL INFORMATION
                        -----------------------------
               Item 2.  Management's Discussion and Analysis of
               ------------------------------------------------
                 Financial Condition and Results of Operation
                 --------------------------------------------


The Company's financial position remains strong. The current ratio at August 31, 1995 was 3.4:1 and current assets continue to exceed total liabilities.

Revenues in the six-month period ended August 31, 1995 increased 8.5 percent to $81,999,800 from $75,587,500 recorded a year ago. Second quarter revenues increased 9.7 percent to $42,730,000 from $38,939,800 of the prior year like period. Revenue gains in both periods were the result of the early first quarter acquisition of Plezall Wipers, Inc. as well as base revenue growth which was recorded at each of our divisions.

Operating margins in the current fiscal six- and three-month periods of 4.6 percent and 4.8 percent respectively, declined relative to their respective prior year periods of 6.2 and 6.6 percent. Continued downward pressure on gross margins resulted from significant increases in the cost of core raw materials, such as wood pulp and paper products, and on-going price competition.

Net interest costs in both the current fiscal six- and three-month periods compare unfavorably to the same prior year periods as a result of using a portion of our credit facility to acquire Plezall Wipers, Inc., early in the first quarter of the fiscal year, and to finance opportunistic raw material inventory acquisitions.

Net earnings for the six-month period ended August 31, 1995 were $2,221,900 or 63 cents per share, down 19.2 percent from the $2,750,500, or 79 cents per share, recorded in the prior year like period. Net earnings for the current fiscal three-month period were $1,181,100 or 33 cents per share, down 20.7 percent from the $1,489,800, or 43 cents per share, of the same period a year ago.

                   FORM 10-Q - PART II:  OTHER INFORMATION
                   ---------------------------------------


Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6. Exhibits and reports on Form 8-K

  a) Exhibit
     Number      Exhibit
     ------      -------

       27        Financial Data Schedule(1)
       99        Independent Auditors' Review Report

  b) No reports on Form 8-K have been filed during the quarter ended August 31, 1995.



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                          THE TRANZONIC COMPANIES
                          (Registrant)




Date:  October 10, 1995   By: /s/ Richard J. Pennza
                             ------------------------------------
                              Richard J. Pennza
                              (Duly authorized officer and
                              Principal Accounting Officer)



(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.