Form 10-Q
period 1995-11-30
TRANZONIC COMPANIES
filed 1996-01-16
CIK 1761

                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C. 20549

                                                   FORM 10-Q

(Mark One)

--
X |      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
--       For the quarterly period ended November 30, 1995  or
                                        -----------------

--       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  |      For the transition period from                    to
--                                     -------------------   -------------------


Commission file number                2-29697
                                      -------
                                              THE TRANZONIC COMPANIES
------------------------------------------------------------------------------------------------------------------------------------
                             (Exact name of registrant as specified in its charter)

                          Ohio                                                              34-0664235
---------------------------------------------------                -----------------------------------------------------------------
     (State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
                    or organization)

    30195 Chagrin Blvd., Pepper Pike, Ohio                                                     44124
---------------------------------------------------                -----------------------------------------------------------------
   (Address of principal executive offices)                                                  (Zip Code)

Registrant's telephone number, including area code                                               216/831-5757
                                                                   ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes              X              No
     ------------------------      -------------------

Number of Class A Common Shares Outstanding at January 8, 1996                                                2,185,773
                                                                                                              ---------
Number of Class B Common Shares Outstanding at January 8, 1996                                                1,317,615
                                                                                                              ---------

                         PART I: FINANCIAL INFORMATION
                         -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                    November 30, 1995 and February 28, 1995

                                                            November 30,   February 28,
                        Assets                                  1995           1995
                        ------                              -----------    -----------
                                                            (unaudited)
Current assets
   Cash (including cash equivalents of $3,266,200 at
     November 30, 1995 and $349,600 at February 28, 1995)   $ 4,984,224     2,387,540
   Receivables, net                                          17,624,560    16,995,651
   Inventories
     Raw materials                                           13,693,426    13,318,921
     Finished goods                                          10,131,779     9,854,683
   Deferred income taxes                                      1,325,739     1,285,533
   Prepaid expenses and other current assets                  1,655,153     2,046,517
                                                            -----------   -----------
                Total current assets                         49,414,881    45,888,845

Property, plant and equipment, net                           22,190,145    23,102,181
Other noncurrent assets                                       2,561,695     2,416,958
Intangible assets                                            10,783,324     8,871,482
                                                            -----------   -----------
                                                            $84,950,045    80,279,466
                                                            ===========   ===========

                            THE TRANZONIC COMPANIES

                     Condensed Consolidated Balance Sheets

                    November 30, 1995 and February 28, 1995

                                                                                    November 30,  February 28,
                     Liabilities and Shareholders' Equity                              1995          1995
                     ------------------------------------                          ------------   -----------
                                                                                    (unaudited)
Current liabilities
   Trade accounts payable                                                          $ 9,867,455     9,657,007
   Accrued compensation                                                              3,068,335     2,981,782
   Other payables and accrued expenses                                               3,678,288     2,922,604
                                                                                   -----------   -----------
                Total current liabilities                                           16,614,078    15,561,393

Long-term debt                                                                       8,500,000     7,600,000
Deferred gain                                                                        1,952,130     2,071,830
Deferred income taxes                                                                1,779,756     1,878,728
Other noncurrent liabilities                                                         1,173,451       931,168

Shareholders' equity
   Serial preferred shares without par value; authorized 200,000,
     no shares issued                                                                     --            --
   Class A common shares, no par value; authorized 4,000,000, issued 2,658,669 at November 30, 1995 and 2,660,404 at
     February 28, 1995                                                                 664,667       665,101
   Class B common shares, no par value; authorized 8,000,000, issued 1,336,870 at November 30, 1995 and 1,316,385 at
     February 28, 1995                                                                 334,218       329,096
   Additional paid-in capital                                                        5,771,666     5,643,705
   Retained earnings                                                                52,256,822    49,780,163
                                                                                   -----------   -----------
                                                                                    59,027,373    56,418,065

   Less cost of common shares held in treasury
     472,846 Class A common and 19,305 Class B common
     shares at November 30, 1995 and 483,146 Class A common
     and 19,305 Class B common shares at February 28, 1995                           4,096,743     4,181,718
                                                                                   -----------   -----------
                Total shareholders' equity                                          54,930,630    52,236,347
                                                                                   -----------   -----------
                                                                                   $84,950,045    80,279,466
                                                                                   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                            THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Earnings

         Nine- and three-month periods ended November 30, 1995 and 1994

                                  (Unaudited)

                                               Nine Months Ended             Three Months Ended
                                                 November 30,                    November 30,
                                               -----------------             ------------------
                                            1995             1994             1995             1994
                                            ----             ----             ----             ----
Sales                                 $ 122,224,052      112,863,988       40,224,220       37,276,446
Cost and expenses
   Cost of goods sold                    85,284,207       75,963,885       28,218,587       25,052,326
   Selling, general, and
     administrative expenses             31,554,948       30,078,704       10,383,637       10,111,293
                                      -------------    -------------    -------------    -------------
                                        116,839,155      106,042,589       38,602,224       35,163,619
                                      -------------    -------------    -------------    -------------
              Operating earnings          5,384,897        6,821,399        1,621,996        2,112,827
Interest income                              58,120           54,466           24,772           19,064
Interest expense                           (554,787)        (291,634)        (182,406)         (86,162)
                                      -------------    -------------    -------------    -------------
              Earnings before
                income taxes              4,888,230        6,584,231        1,464,362        2,045,729
Income taxes                              1,752,500        2,543,000          550,500          755,000
                                      -------------    -------------    -------------    -------------
              Net earnings            $   3,135,730        4,041,231          913,862        1,290,729
                                      =============    =============    =============    =============
Net earnings per common share         $         .89             1.15              .26              .36
                                               ====             ====             ====             ====
Dividends per Class A common share    $        .145             .135             .050             .045
                                               ====             ====             ====             ====
Dividends per Class B common share    $        .265             .255             .090             .085
                                               ====             ====             ====             ====
Average common and common
   equivalent shares outstanding          3,526,447        3,512,904        3,530,961        3,572,175
                                      =============    =============    =============    =============
Shares outstanding at end of period       3,503,388        3,455,538        3,503,388        3,455,538
                                      =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                            THE TRANZONIC COMPANIES

                Condensed Consolidated Statements of Cash Flows

              Nine-month periods ended November 30, 1995 and 1994

                                  (Unaudited)

                                                                                    1995           1994
                                                                                    ----           ----
Cash flows from operating activities
   Net earnings                                                                 $ 3,135,730      4,041,231
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                              3,046,514      3,124,767
       Deferred income taxes                                                       (139,178)      (122,548)
   Changes in assets and liabilities, net of effects from purchase of Plezall
     Wipers, Inc.
       Receivables, net                                                            (122,899)    (1,650,257)
       Inventories                                                                 (160,695)    (2,248,487)
       Prepaid expenses and other current assets                                    394,505      1,168,005
       Trade accounts payable                                                        58,816        820,152
       Accrued compensation                                                          73,055        415,610
       Other payables and accrued expenses                                          738,747        893,021
       Other, net                                                                  (157,974)      (118,035)
                                                                                -----------    -----------
                Net cash provided by operating activities                         6,866,621      6,323,459
Cash flows from financing activities
   Proceeds from revolving credit                                                 5,900,000        500,000
   Cash dividends                                                                  (659,071)      (615,927)
   Repayment of long-term debt                                                   (5,000,000)    (4,100,000)
                                                                                -----------    -----------
                Net cash provided by (used in) financing activities                 240,929     (4,215,927)
Cash flows from investing activities
   Payment for purchase of Plezall Wipers, Inc.                                  (2,909,735)          --
   Restrictive covenants                                                               --         (135,000)
   Proceeds on exercise of share options                                            217,624         40,062
   Purchases of property and equipment                                           (1,818,755)    (1,884,926)
                                                                                -----------    -----------
                Net cash used in investing activities                            (4,510,866)    (1,979,864)
                                                                                -----------    -----------
Cash
   Increase during the period                                                     2,596,684        127,668
   Beginning balance                                                              2,387,540      3,303,191
                                                                                -----------    -----------
   Ending balance                                                               $ 4,984,224      3,430,859
                                                                                ===========    ===========
Supplemental disclosure of cash flow information
   Income taxes paid                                                            $ 1,965,885        972,799
   Interest paid                                                                $   540,914        297,134

Supplemental schedule of noncash investing and financing activities In conjunction with the acquisition of Plezall Wipers, Inc., liabilities were assumed as follows
     Fair value of assets acquired                                              $ 3,091,802           --
     Cash paid                                                                    2,909,735           --
                                                                                -----------    -----------
                                                                                $   182,067           --
                                                                                ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                            THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

         Nine- and three-month periods ended November 30, 1995 and 1994

Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies (Company) at November 30, 1995 and the results of operations for the nine- and three-month periods ended November 30, 1995 and 1994. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 28, 1995.

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

           The table below depicts the average Class A common and Class B common shares used in the calculation of net earnings per share for the reported periods:

                                                                        Nine Months Ended       Three Months Ended
                                                                           November 30,            November 30,
                                                                        -----------------       ------------------
                                                                         1995        1994        1995        1994
                                                                         ----        ----        ----        ----
      Class A common                                                   2,194,703   2,201,926   2,195,618   2,201,653
      Class B common                                                   1,331,744   1,310,978   1,335,343   1,370,522
                                                                       ---------   ---------   ---------   ---------
                                                                       3,526,447   3,512,904   3,530,961   3,572,175
                                                                       =========   =========   =========   =========

The table below depicts the Class A common and Class B common shares outstanding at the end of the periods reported:

                                                                  November 30,
                                                              --------------------
                                                              1995            1994
                                                              ----            ----
                 Class A common                             2,185,823       2,177,758
                 Class B common                             1,317,565       1,277,780
                                                            ---------       ---------
                                                            3,503,388       3,455,538
                                                            =========       =========

Note C On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida distributor of woven textile wipers. The acquisition was accounted for under the purchase method of accounting.

Note D The insurance company which insures and administers the Company's health and welfare benefits plan converted from a mutual to a stock company. As a result of that conversion, and subsequent to this quarter close, the Company was issued shares of stock which it then sold at a gain of approximately $600,000 after tax which will be reflected in the fourth quarter. These proceeds will be used to fund future health and welfare benefit claims.

                         PART I: FINANCIAL INFORMATION
                         -----------------------------
                Item 2. Management's Discussion and Analysis of
                -----------------------------------------------
                  Financial Condition and Results of Operation
                  --------------------------------------------

The Company's financial position remains strong. The current ratio at November 30, 1995 was 3.0:1, and current assets continue to exceed total liabilities.

Revenues for the nine-month period ended November 30, 1995 increased
8.3 percent to $122,224,052 from $112,863,988 recorded in the prior year like period. Third quarter revenues increased 7.9 percent to $40,224,220 from $37,276,446 recorded in the same prior year period. The inclusion of sales from the March 1995 acquisition of Plezall Wipers, Inc. contributed in both periods to the revenue growth. In addition, each of the Company's divisions recorded year-to-year revenue growth.

Gross profit margins for both the third quarter and year-to-date periods continue to reflect the impact of significantly higher raw material costs, particularly in wood pulp, steel, and cotton. Added is the fact that economic conditions in the retail industry and strong competitive pressures have limited our ability to maintain historic gross margins. Recent indications are that these raw material costs have leveled off or declined slightly. Company-wide efforts to identify labor and manufacturing efficiencies have been made in an attempt to dampen the impact of current margin trends.

Improved sales volume and cost containment strategies in place at each of our divisions continue to favorably impact selling, general, and administrative expenses on a relative basis. Selling, general, and administrative expenses were 25.8 percent of sales in both the third quarter and year-to-date as compared to 27.1 percent and 26.7 percent, respectively, in the prior year.

As a result of increased borrowings for our March 1995 acquisition of Plezall and opportunistic forward purchases of raw materials, net interest costs increased in both the current fiscal three- and nine-month periods ended November 30, 1995.

With cash flow generated from operations and recent signs of raw material cost stability, the Company has been able to reduce its borrowings by $3,500,000 during the third quarter to near the prior fiscal year-end level.

Net earnings for the nine-month period ended November 30, 1995 were $3,135,730 or 89 cents per share, down 22.4 percent from $4,041,231 or $1.15 per share recorded in the prior year like period. Net earnings for the current fiscal three-month period were $913,862 or 26 cents per share, down 29.2 percent from $1,290,729 or 36 cents per share of the same period a year ago.

                    FORM 10-Q - PART II: OTHER INFORMATION
                    --------------------------------------

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

     b)  No reports on Form 8-K have been filed during the quarter ended November 30, 1995.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            THE TRANZONIC COMPANIES
                            (Registrant)

Date:  1/12/96              By:  /s/ Richard J. Pennza
      ---------                 ----------------------------
                                 Richard J. Pennza
                                 (Duly authorized officer and
                                 Principal Accounting Officer)





(1) Filed only in electronic format pursuant to Item 601(b) (27) of Regulation S-K.