Form 10-K
period 1996-02-29
TRANZONIC COMPANIES
filed 1996-05-29
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended February 29, 1996

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from _______ to ________.

         Commission File No. 1-5774

                             THE TRANZONIC COMPANIES
- --------------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

              OHIO                                  34-0664235
- -------------------------------                 -------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification Number)


30195 Chagrin Boulevard, Pepper Pike, Ohio               44124
- --------------------------------------------------------------------------------
(Address of Principal Executive Office)                (ZIP Code)

                                 (216) 831-5757
- --------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH
      -------------------          -------------------------
                                   REGISTERED
                                   ----------
      Class A Common Shares
      without par value            American Stock Exchange

      Class B Common Shares
      without par value            American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:
      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No _____


                     [Cover Continued on Following Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting stock held by non-affiliates of the Registrant on May 9, 1996:  $26,365,552.
                                   -----------
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

2,183,603 Class A Common Shares without par value at May 9, 1996
- --------------------------------------------------------------------------------
1,313,585 Class B Common Shares without par value at May 9, 1996
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders -- Parts I and
II.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
- -------  --------

      The Tranzonic Companies (the "Corporation") was incorporated under the laws of the State of Ohio on September 26, 1946. The Corporation adopted its current name on December 13, 1983.

      The Corporation and its subsidiaries (hereinafter collectively referred to as the "Registrant") are engaged principally in the distribution (and in the majority of instances, designing, processing, producing and manufacturing) of
(i) personal care products, including feminine napkins, Tampax(R) tampons (and the machines through which both are dispensed), children's disposable diapers, adult incontinent briefs and toilet seat covers; (ii) industrial textiles; (iii) spiral-wound paper tubes and cores. The Registrant distributes its products throughout the United States from manufacturing and distribution facilities located in Ohio, Kentucky, Arizona, Nevada, South Carolina, and Florida. In addition, the Registrant sells industrial textiles in Canada; licenses the distribution of housewares in, and distributes housewares to, foreign markets; distributes paper tubing and cores in foreign markets; and sells a limited amount of personal care products in foreign markets. Aggregate revenues derived from foreign sources are not a material portion of the Registrant's gross revenues.

      The Registrant operates in one industry segment which is the conversion of paper, cloth and allied materials. The majority of the Registrant's products are produced from large rolls of paper, cloth or allied products purchased directly from the mills where such materials are manufactured. These raw materials make up a significant amount of the total product cost of the Registrant's products. As a result, each of the Corporation's divisions displays similar purchasing characteristics, such as bulk purchasing of raw materials at discount prices from similar manufacturers, and similar manufacturing and processing characteristics of those raw materials. In addition, the end use of most of the Registrant's products is similar, as most of the Registrant's sales are of disposable products that are used for personal hygiene and cleaning.

      The Registrant, through its Personal Care Division, markets and distributes through independent sales representatives various products, including feminine napkins such as Maxithins(R), Tampax(R) tampons, children's disposable diapers, adult incontinence briefs, toilet seat covers, condoms and related items, as well as restroom deodorant systems, accessories and supplies. The

Registrant manufactures all of the feminine napkins, children's diapers, adult incontinence products and toilet seat covers which it distributes, and manufactures machines which dispense feminine napkins, Tampax(R) tampons, condoms and other similar products. The Division is the exclusive distributor of Tampax(R) tampons to the institutional trade for resale by others primarily through coin-operated dispensing machines in the United States, Canada and Mexico. The Division also wholesales, for resale through vending machines, its proprietary feminine napkins, which have been marketed by the Division and a predecessor since 1923 under its trademark Gards(R) and now MaxiThins(R), and condoms manufactured by others. The Division markets feminine napkins under its trademarks Maxithins(R), Everyday(R), Safe & Soft(R) and Soft & Thin(R) and packages the feminine napkins which it manufactures for private label sale to retail outlets. The Division markets children's disposable diapers for over-the-counter sales under its trademarks Precious(R) and Bottoms Up(R) and under private labels. The Division also markets adult incontinence products under its trademark At Ease(R), toilet seat covers and odor control products under its trademark Health Gards(R), and disposable Gards(R) obstetrical pads. The Division also distributes stainless steel washroom accessories and supplies under the name Hospeco(R), including such items as handrails for the handicapped and dispensers for paper towels, tissues, soap and toilet seat covers. In February 1996, the Division sold its feminine douche and enema product lines.

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

      Through its wholly-owned subsidiary Baxter Tube Company, the Registrant manufactures and distributes spiral-wound paper tubes and cores for use by a variety of businesses, including the automotive, fiberglass and textile industries. Baxter Tube Company also manufactures a line of paper sleeving products. Although Baxter Tube Company distributes its products principally throughout the United States, the bulk are distributed in the Midwest and Midsouth. In addition, this subsidiary distributes a limited amount of its products to Canada, Mexico, England,

Taiwan, South Africa and Venezuela. This subsidiary sells directly and through the services of independent marketing agents.

     On March 29, 1996, the Registrant sold substantially all of the assets of its wholly-owned subsidiaries, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. to Whitney-Corr-Pak International, Inc. for approximately Ten Million Dollars ($10,000,000). Through those subsidiaries, the Registrant formerly designed, produced, manufactured and sold to retailers and others laundry products, closet storage and closet organization products, cedar storage products, and personal travel organizers.

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

      As of May 9, 1996, the Registrant had approximately 925 employees, some of whom are represented by various labor unions. The Registrant considers its employee relations satisfactory.

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

ITEM 2.  PROPERTIES
- -------  ----------

      The following chart describes the principal properties that are owned by the Registrant or one of its subsidiaries:

Location                    Principal Use                  Approximate Acreage
- --------                    -------------                  -------------------
Cleveland, Ohio             Office, warehouse and          7 acres
                            manufacturing facilities

Nicholasville,              Office, warehouse              13.14 acres
Kentucky                    and manufacturing
                            facilities

Minerva, Ohio               Office, warehouse and           3.5 acres
                            manufacturing facilities

The following chart describes the principal properties that are leased by the Registrant or one of its subsidiaries:

                                 Approximate
                Principal          Square          Expiration   Renewal
Location           Use             Footage            Date      Options
- --------        ---------        -----------       ----------   -------
Highland        Office,          108,750          2/28/09       Two 10-
Heights,        warehouse                                       year
Ohio            and manu-                                       renewal
                facturing                                       options
                facilities

Tempe,          Office,           50,580          2/28/09       Two 10-
Arizona         warehouse                                       year
                and manu-                                       renewal
                facturing                                       options
                facilities

Perrysburg,     Office,           43,000          8/31/97       None
Ohio            warehouse
                and manu-
                facturing
                facilities

Hialeah         Office,           11,684          3/31/97       None
Gardens,        warehouse
Florida         and manu-
                facturing
                facilities


                                 Approximate
                 Principal         Square          Expiration    Renewal
Location            Use           Footage               Date    Options
- --------         ---------       -----------       ----------    -------
Pepper           Corporate       6,100             2/28/98       Two 5-
Pike,            headquarters                                    year
Ohio                                                             renewal
                                                                 options



ITEM 3.  PENDING LEGAL PROCEEDINGS
- -------  -------------------------

      The Registrant is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The age (as of May 9, 1996), business experience during the past five years, and offices held by each of the Registrant's executive officers who is not also a Director of the Registrant are reported below. The Registrant's Code of Regulations provides that officers shall hold office until their successors are chosen and qualified in their stead, and that any officer may be removed from office at any time by the Registrant's Board of Directors.

     JAMES L. GLENN: Age 46; Vice President of the Registrant from June 1991 until March 1996. Executive Vice President and General Manager of American Homeware, Inc. from November, 1990 to June, 1991. Vice President of Learsiegler Seymour (manufacturers of housewares) from March, 1988 to November, 1990. Mr. Glenn's employment with the Registrant terminated following the sale of the assets of Design Trend, Inc. reported in Item 1 above.

     DENNIS H. KELLY:  Age 58; Vice President of the Registrant since June 1,
1989.

     RICHARD J. SIMS: Age 45; Senior Vice President of the Registrant since 1992. Previously, Senior Vice President and General Counsel of Victoria Financial Corporation (insurance holding corporation).

     ALAYNE L. REITMAN: Age 32; Treasurer, Vice President--Finance and Chief Financial Officer of the Registrant since October 1993. Previously, Financial Analyst for American Airlines.

       RICHARD J. PENNZA: Age 41; Chief Accounting Officer of the Registrant since October 1993. Previously, Controller of the Registrant.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------  ----------------------------------------------------
SECURITY HOLDER MATTERS
- -----------------------

       Information in response to this Item is set forth on page 28 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

       Information in response to this Item is set forth on page 17 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------  -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

       Information in response to this Item is set forth on pages 14 through 17 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

      (a)      Financial Statements
               --------------------

               Information in response to this Item is set forth on pages 18 through 27 of the Registrant's 1996 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

      (b)      Supplementary Data
               ------------------

               Information in response to this Item is set forth in the financial statement schedules set forth on pages 22 through 24 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------  ----------------------------------------------------

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

      The information concerning Directors is set forth below and is based in part on information received from the respective Directors and in part on the Registrant's records:

                                          PRINCIPAL OCCUPATION                   FIRST
NAME OF NOMINEE        AGE AS OF         DURING PAST FIVE YEARS                  BECAME
  OR DIRECTOR         MAY 9, 1996      AND OTHER DIRECTORSHIPS HELD             DIRECTOR
- ---------------       -----------      ----------------------------             --------

DIRECTORS CONTINUING IN OFFICE UNTIL 1998 ANNUAL MEETING OF SHAREHOLDERS
(CLASS I)
James H. Berick         63              Chairman of Berick, Pearlman &          1970
 (1)(2)                                 Mills Co., L.P.A., Cleveland, Ohio
                                        (attorneys) and Secretary of the
                                        Corporation.  Also, President and
                                        Treasurer of Realty ReFund Trust
                                        (real estate investment trust) and
                                        President and Treasurer of Mid-America
                                        ReaFund Advisors, Inc. (its advisor)
                                        since January, 1990.  Mr. Berick is a
                                        Director of MBNA Corporation and
                                        A. Schulman, Inc. and a Trustee of
                                        The Town and Country Trust and
                                        Realty ReFund Trust.

Robert S. Reitman       62              Chief Executive Officer, Chairman       1960
 (3)(4)                                 of the Board of Directors and
                                        President of the Corporation.
                                        Mr. Reitman is a Director of
                                        Weirton Steel Corporation.

Sylvia K. Reitman       58              Investor, Cleveland, Ohio.              1989

DIRECTORS CONTINUING IN OFFICE UNTIL 1997 ANNUAL MEETING OF SHAREHOLDERS
(CLASS III)

David J. Golden         63              Senior Vice President of the
 (3)(4)                                 Corporation.                            1958

Morton L. Reitman       59              Executive Vice President of the
 (3)(4)                                 Corporation.                            1973

James C. Spira          53              Managing Partner, Diamond               1991
                                        Technology Partners (management
                                        consultants), since November,
                                        1995.  Previously Group Vice
                                        President of the Corporation,
                                        from 1991 until 1995.


                                          PRINCIPAL OCCUPATION                   FIRST
NAME OF NOMINEE        AGE AS OF         DURING PAST FIVE YEARS                  BECAME
  OR DIRECTOR         MAY 9, 1996      AND OTHER DIRECTORSHIPS HELD             DIRECTOR
- ---------------       -----------      ----------------------------             --------

DIRECTORS CONTINUING IN OFFICE UNTIL 1996 ANNUAL MEETING OF SHAREHOLDERS
(CLASS II)
Joseph A. Campanella    53              Executive Vice President of Star        1979
 (1)(2)                                 Banc Corporation (bank holding
                                        company) since 1991.  Previously,
                                        President of Star Bank, N.A.,
                                        Cleveland from 1988 until 1991.

Thomas S. Robertson     53              Sainsbury Professor of Marketing,       1989
 (1)(2)                                 London Business School since 1994.
                                        Prior thereto, Chairperson of the
                                        Department of Marketing. The Wharton
                                        School, University of Pennsylvania,
                                        from 1988 until 1994.

Steven W. Percy         49              President of BP Oil Company and         1994
 (1)(2)                                 Executive Vice President of
                                        BP America, Inc. since 1992.
                                        Previously, Chief Executive Officer
                                        of BP Finance International
                                        (a division of BP International Ltd.),
                                        and Group Treasurer of The British
                                        Petroleum Company, p.l.c., from
                                        1989 until 1992.

 -----------------

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Executive Committee.
(4) Member of the Pension Committee.

       David J. Golden and Sylvia K. Reitman are brother and sister. Sylvia K. Reitman is the wife of Robert S. Reitman. Robert S. Reitman and Morton L. Reitman are brothers. Alayne L. Reitman, Vice President--Finance and Treasurer of the Registrant, is the daughter of Robert S. Reitman and Sylvia K. Reitman.

       Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's executive officers and Directors, and persons who beneficially own more than 10% of the Registrant's Common Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. James C. Spira reported the expiration of stock options in October 1995 subsequent to the due date for such reporting.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

       The following table sets forth the compensation paid by the Registrant or its subsidiaries during the Registrant's last three fiscal years to the Registrant's Chief Executive Officer and each of the five most highly compensated executive officers (as measured by salary and bonus) whose aggregate salary and bonus during the fiscal year ended February 29, 1996, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                                    ---------------------------
                                                                   LONG
                                                                   TERM
                                                         OTHER    COMPEN-
                                                         ANNUAL   SATION   ALL OTHER
                                                         COMPEN-  AWARDS    COMPEN-
    NAME AND                FISCAL  SALARY(1)  BONUS     SATION   OPTIONS   SATION
PRINCIPAL POSITION           YEAR     ($)        ($)     (2)($)     (#)      ($)
- ------------------------    ------  ---------  ------    -------  --------  -----
Robert S. Reitman,          1996    424,208     89,987       --     2,500   137,156(3)
 Chief Executive Officer,   1995    407,819    192,531    23,618    2,500   133,312
 Chairman of the Board of   1994    388,419    100,000       --     9,500   114,090
 Directors and President

Morton L. Reitman,          1996    355,535       --      53,250    2,400    31,109(3)
 Executive Vice President   1995    298,893    122,800       --     2,400    26,115
                            1994    276,677     55,000       --     2,600    24,645

Richard J. Sims,            1996    217,062    169,305       --     2,400     4,011(3)
 Vice President             1995    200,712    116,000(4)    --     2,000     3,967
                            1994    185,654     70,480       --     2,000     5,051

James C. Spira,             1996    181,042       --         --     2,400     3,724(3)
 Group Vice President(5)    1995    261,619       --         --     2,200     5,352
                            1994    248,968       --         --     2,400     7,176

James L. Glenn,             1996    159,538     11,130    25,000(6) 1,000     1,342(3)
 Vice President(6)          1995    152,550       --      23,888    1,000    66,718
                            1994    144,700     20,000       --     1,000       842

Dennis H. Kelly,            1996    123,600     79,936     4,250    1,000     3,618(3)
 Vice President             1995    117,415     59,430       --     1,000     3,595
                            1994    109,904     33,100       --     1,000     3,038

- ----------
(1) Includes amounts deferred pursuant to the Registrant's Salary Savings and Profit Sharing Plan (the "Defined Contribution Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code.


(2) Except as otherwise noted, includes the net value (market value less exercise price) realized in respect of Class A Common Shares and/or Class B Common Shares purchased from the Registrant pursuant to exercise of stock options.

(3) Includes (a) Registrant payments of premiums for long-term disability insurance: Messrs. Robert S. Reitman, Morton L. Reitman and Sims $743 each; Mr. Spira $510; Mr. Glenn $588; and Mr. Kelly $456, (b) Registrant contributions under the Defined Contribution Plan: Mr. Robert S. Reitman $2,949; Mr. Morton L. Reitman $2,897; Mr. Spira $2,294; Mr. Sims $3,267;
      Mr. Glenn $574; and Mr. Kelly $3,163, (c) Registrant payments of premiums for life insurance: Mr. Morton L. Reitman $5,700, (d) amounts accrued under deferred compensation agreements: Mr. Robert S. Reitman $132,084; and Mr. Morton L. Reitman $21,768, and (e) Registrant payments of parking fees: Mr. Robert S. Reitman $1,380 and Mr. Spira $920.

(4) The final calculation of Mr. Sim's fiscal 1995 bonus resulted in a higher bonus than that reported in the Registrant's Proxy Statement dated May 12, 1995, which was calculated based upon figures available at that time.

(5) Mr. Spira's employment with the Registrant as an executive officer terminated effective October 31, 1995. The 1996 compensation figures for Mr. Spira reflect the period from March 1, 1995 through October 31, 1995.

(6) Mr. Glenn's employment with the Registrant terminated at the end of March, 1996 in connection with the Registrant's sale of its housewares division. Mr. Glenn was paid $25,000 in respect of such termination.

STOCK OPTIONS

      The following table contains information concerning the grant of stock options during fiscal year 1996 to the named executive officers.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                     POTENTIAL
                                                                  REALIZED VALUE
                                      INDIVIDUAL GRANTS             AT ASSUMED
                   --------------------------------------------  ANNUAL RATES OF
                                 % OF TOTAL                        STOCK PRICE
                                  OPTIONS     EXERCISE           APPRECIATION FOR
                     OPTIONS     GRANTED TO    OR BASE  EXPIR-    OPTION TERM(3)
                    GRANTED(1)  EMPLOYEES IN    PRICE   ATION    -----------------
     NAME              (#)     FISCAL YEAR(2)  ($/SH)    DATE       5%        10%
- -----------------  ----------  -------------  --------  -------  --------    -----
Robert S. Reitman    2,500        6.54%       $16.02    2/29/00   $11,075   $24,450
Morton L. Reitman    2,400        6.27%       $14.56    2/28/05   $21,984   $55,680
James C. Spira       2,400        6.27%       $14.56    2/28/05   $21,984   $55,680
Richard J. Sims      2,400        6.27%       $14.56    2/28/05   $21,984   $55,680
James L. Glenn       1,000        2.61%       $14.56    2/28/05   $ 9,160   $23,200
Dennis H. Kelly      1,000        2.61%       $14.56    2/28/05   $ 9,160   $23,200

- --------------------

(1) All options are for Class B Common Shares and were granted pursuant to the Registrant's 1995 Incentive Stock Option Plan. Such options become exercisable on March 1, 1998.

(2) Based upon an aggregate of 38,250 options granted to all employees in 1995.

(3) The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Registrant's Class B Common Shares increases from $14.56 per share to $25.80 and $37.76 per share, respectively, over the 10-year term of the options which were granted to all named executive officers other than Robert S. Reitman. If those named executive officers realize those values, the Registrant's Shareholders will realize aggregate appreciation in the price of the 1,313,585 Class B Common Shares of the Registrant outstanding of approximately $14,764,695 or $30,475,172, respectively, over the same period.

      The following table contains information concerning stock option exercises during fiscal year 1996 by the named executive officers and the value of their unexercised options at February 29, 1996.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                       YEAR AND FISCAL YEAR-END VALUES

                                                                            Value of Unexer-
                                                          Number of           cised In-the-
                                                      Unexercised Options   Money Options at
                                                      at Fiscal Year-End    Fiscal Year-End
                                                             (#)                 ($)
                        Shares                      ---------------------   -----------------
                     Acquired on        Value           Exercisable/          Exercisable/
    Name            Exercise (#)     Realized ($)       Unexercisable         Unexercisable
- -----------------  --------------  ---------------  ---------------------   -----------------
Robert S. Reitman       None           None         Class B: 4,000/14,500   Class B: 0/0
Morton L. Reitman  Class A: 3,000  Class A: 36,000  Class A: 6,300/0        Class A: 31,225/0
                   Class B: 1,500  Class B: 17,250  Class B: 13,450/7,400   Class B: 19,363/0
James C. Spira          None           None         Class B: 34,000/0       Class B: 0/0
Richard J. Sims         None           None         Class B: 12,000/26,000  Class B: 0/0
James L. Glenn          None           None         Class B: 3,200/3,000    Class B: 0/0
Dennis H. Kelly    Class B: 2,000  Class B:  4,250  Class B: 5,200/3,000    Class B: 750/0

COMPENSATION OF DIRECTORS

      Each Director who is not an employee of the Registrant receives an annual Director's fee of $12,000, plus $850 for attendance at each meeting of the Board or any Committee. In addition, if such a Director elects to have his compensation deferred and invested in Class B Common Shares pursuant to the Registrant's Deferred Compensation Plan for Non-Employee Directors, then each such Director receives, in Class B Common Shares, an additional amount equal to 25% of the amount so deferred and invested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      James H. Berick, Secretary and Director, is Chairman of the law firm of Berick, Pearlman & Mills Co., L.P.A., which is retained by the Corporation as legal counsel.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

      In 1990, the Registrant entered into employment agreements with Robert S. Reitman and Morton L. Reitman. Robert S. Reitman's employment agreement, which expires in June 1997, currently provides for an annual salary of $425,000, which salary may be reviewed periodically by the Compensation Committee to determine if the same should be increased. Robert S. Reitman's employment agreement also provides for payment to Mr. Reitman of an annual incentive based upon certain performance criteria, the maximum of which amount shall be not less than $160,000, and for certain disability benefits.

      Morton L. Reitman's employment agreement with the Registrant, which expires in June 1996, currently provides for an annual salary of $303,000, which salary may be reviewed periodically by the Compensation Committee to determine if the same should be increased, and for certain disability benefits. Morton L. Reitman also has a consultant agreement with the Registrant providing for payment to Mr. Reitman for consulting services in the amount of $72,000 per year, for a term of three years commencing upon the termination of his employment.

      In 1991, the Registrant entered into an employment agreement with James C. Spira. Mr. Spira's employment agreement, which terminated effective October 31, 1995, provided for an annual salary of $273,000. In addition, pursuant to Mr. Spira's employment agreement, the Registrant granted to Mr. Spira options to purchase 70,000 Class B Common Shares of the Registrant, the exercise price of which options is $14.50, the fair market value of such shares on the date of the grant. 34,000 of the options became exercisable prior to the termination of Mr. Spira's employment and Mr. Spira may exercise such options until February 29, 2000. Mr. Spira's remaining 36,000 unvested options expired on October 31, 1995.

       In March 1995, a wholly-owned subsidiary of the Registrant entered into an employment agreement with Mr. Dennis H. Kelly. Mr. Kelly's employment agreement, which expires in February 1998, currently provides for an annual salary of $124,000 plus incentives based upon performance.

      The Registrant also has deferred compensation agreements with certain key employees which provide for benefits for a term of ten years following retirement, disability or death. These benefits vary according to the employee's corporate responsibility and the age of the employee at the date of such event. The ranges of annual benefits under the deferred compensation agreements for Messrs. Robert S. Reitman and Morton L. Reitman during the first five years of said term are $34,800 to $68,400 and $15,600 to $36,600, respectively. The amount of benefits payable to such executive officers during the second five years of the term is 75% of the benefit payable during the first five years.

      The benefits payable to Messrs. Robert S. Reitman and Morton L. Reitman under the deferred compensation agreements will be replaced with the benefits payable to them under the Registrant's 1992 Supplemental Benefit Plan (the "Supplemental Benefit Plan") upon the vesting of each such individual's rights in that plan. Vesting under the Supplemental Benefit Plan does not occur unless and until that individual has been a participant in the plan for ten years or has attained age 65, whichever first occurs; provided, however, that a participant who becomes disabled or dies shall be vested after six years of employment by the Registrant. In addition, in the event that effective control of the Registrant changes from that management in control at the date of adoption of the Supplemental Benefit Plan, all participants immediately vest in the plan benefits. Under the Supplemental Benefit Plan, Messrs. Robert S. Reitman and Morton L. Reitman will receive $140,000 and $60,000, respectively, in annual benefits for a term of fifteen years following their retirement, death or disability. In the event that either individual's rights under the Supplemental Benefit Plan fail to vest, then the benefits under the deferred compensation agreements remain payable to such non-vested individual.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- ------------------------------------------------------------
MANAGEMENT
- ----------

      The following tables, together with the accompanying footnotes, describe the beneficial ownership of the Registrant's Class A Common Shares and Class B Common Shares as of May 9, 1996 (except as otherwise indicated) of (1) each person who was known to the Registrant to be the beneficial owner of more than five percent of the total Shares of either class issued and outstanding on such date, and (2) each current Director and nominee for election as Director, as well as all executive officers and Directors as a group. Except as otherwise indicated, the share figures shown below are based upon information supplied by the named individuals and group members described in the tables and the Registrant's records.

      As used in the tables, a person is deemed to be the beneficial owner of all shares in respect of which such person has or shares voting or investment power (regardless of whether such individual is entitled to receive any economic benefits derived from such shares). As used herein, "voting power" means the power to vote, or to direct the voting of, shares and "investment power" means the power to dispose of, or to direct the disposition of, shares. Also, included are shares which were not owned on May 9, 1996 but which can be acquired within 60 days after that date.

      As indicated specifically in the footnotes to the tables, certain Class A Common Shares and Class B Common Shares included for the named individuals in each table below are deemed to be beneficially owned by more than one of such named individuals and, as a result, have been so reported. Certain individuals listed in the tables have disclaimed beneficial ownership with respect to some of the Shares disclosed as beneficially owned under the definition set forth above.

              BENEFICIAL OWNERSHIP OF MORE THAN FIVE PERCENT OF
               CLASS A COMMON SHARES AND CLASS B COMMON SHARES

                                         AMOUNT AND NATURE OF BENEFICIAL
                                              OWNERSHIP BY CLASS
                                ----------------------------------------------
                                 CLASS A                 CLASS B
    NAME AND ADDRESS OF          COMMON    PERCENT OF    COMMON     PERCENT OF
     BENEFICIAL OWNER            SHARES      CLASS      SHARES(1)     CLASS
- --------------------------      -------    ----------   ---------   ----------
David J. Golden                 864,337      39.6%       435,688      33.2%
 30195 Chagrin Boulevard        (2)(3)                   (3)(4)
 Pepper Pike, Ohio 44124

Sylvia K. Reitman               786,097      36.0%       393,048      29.9%
 30195 Chagrin Boulevard        (3)(5)                   (3)(5)
 Pepper Pike, Ohio 44124

Estate of Miriam G. Golden      383,662(6)   17.6%       191,831(6)   14.6%
 David J. Golden and
 Sylvia K. Reitman,
 Co-executors
 30195 Chagrin Boulevard
 Pepper Pike, Ohio 44124

Dimensional Fund                132,400(7)    6.1%        69,150(7)    5.3%
 Advisors Inc.
 1299 Ocean Avenue,
 Suite 650
 Santa Monica,
 California 90401


                                         AMOUNT AND NATURE OF BENEFICIAL
                                              OWNERSHIP BY CLASS
                                ----------------------------------------------
                                 CLASS A                 CLASS B
    NAME AND ADDRESS OF          COMMON    PERCENT OF    COMMON     PERCENT OF
     BENEFICIAL OWNER            SHARES      CLASS      SHARES(1)     CLASS
- --------------------------      -------    ----------   ---------   ----------
Lazard Freres & Co.             108,618(8)    5.0%        79,592(8)    6.1%
 One Rockefeller Plaza
 New York, New York
 10020


- -----------------------

(1) Each Class A Common Share is convertible into one Class B Common Share. Class B Common Shares issuable upon such conversion are not included. Robert S. Reitman, having an address at 30195 Chagrin Boulevard, Pepper Pike, Ohio 44124, beneficially owns 77,554 Class A Common Shares and 50,247 Class B Common Shares, as described in the Table of Beneficial Ownership of Executive Officers, Directors and Nominees in this Proxy Statement. Upon conversion of Mr. Reitman's Class A Common Shares into Class B Common Shares, Mr. Reitman would beneficially own 127,801 Class B Common Shares, representing 9.7% of such Class.

(2) Includes 7,700 Class A Common Shares held as trustee for the benefit of Mr. Golden's son.

(3) Includes 383,662 Class A Common Shares or 191,831 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman share voting and dispositive power as co-executors of the estate of Miriam
      G. Golden; and 133,529 Class A Common Shares or 66,764 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman, acting in concert, share the right to direct the voting and disposition pursuant to the terms of the Louis B. Golden Insurance Trust u/a/d October 20, 1980.

(4) Includes 3,500 Class B Common Shares which are not owned, but can be purchased within 60 days upon the exercise of options granted under the Registrant's 1989 Incentive Stock Option Plan (the "1989 Plan"). Also includes 3,850 Class B Common Shares held as trustee for the benefit of Mr. Golden's son.

(5) Does not include 77,554 Class A Common Shares or 50,247 Class B Common Shares, as applicable, owned by Robert S. Reitman, as to which shares Mrs. Reitman disclaims beneficial ownership.

(6) The estate of Miriam G. Golden is the record owner of the Shares shown; however, the co-executors each are deemed to own beneficially all of such Shares, as reported above.

(7) Information based solely upon Schedules 13G filed by such shareholder with the Securities and Exchange Commission in January, 1995. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 132,400 Class A Common Shares and 69,150 Class B Common Shares, as applicable, as of December 31, 1994, all of which Shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, in series of the DFA Investment Trust Company, a Delaware business trust, or in the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, as to all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all of such Shares.

(8) Information based solely upon Schedules 13G filed by such shareholder with the Securities and Exchange Commission in February, 1995 in respect of Class A Common Shares, and February, 1996 in respect of Class B Common Shares.

      BENEFICIAL OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND NOMINEES

                                        AMOUNT AND NATURE OF BENEFICIAL
                                              OWNERSHIP BY CLASS
                         ----------------------------------------------------------
                              CLASS A                        CLASS B
  NAME OF DIRECTOR            COMMON       PERCENT OF        COMMON      PERCENT OF
    OR NOMINEE                SHARES          CLASS       SHARES(1)(2)   CLASS (1)
- --------------------     ---------------   ----------    -------------   ----------
James H. Berick                600             (3)         8,410             (3)
Joseph A. Campanella           500             (3)         6,310             (3)
David J. Golden            864,337(4)(5)     39.6%       435,668(4)(5)     33.2%
Robert S. Reitman           77,554(6)          3.6%       50,247(6)         3.8%
Morton L. Reitman           46,364(7)(8)       2.1%       34,046(8)         2.6%
Sylvia K. Reitman          786,097(4)(9)      36.0%      393,048(4)(9)     29.9%
Thomas S. Robertson              0               0%        6,110             (3)
James C. Spira               4,800              (3)       36,400            2.8%
Steven W. Percy                  0               0%        2,955             (3)
Richard J. Sims              1,520              (3)       20,760            1.6%
Dennis H. Kelly                  0               0%        9,200             (3)
James L. Glenn                   0               0%        4,200             (3)
Executive Officers
 and Directors
 as a Group
 (14 persons)            1,276,931            58.5%     758,034            57.7%

- ------------------

(1) Includes the following number of Class B Common Shares which are not owned, but can be purchased within 60 days upon the exercise of options granted under the Corporation's 1981 Performance Share Option Plan (the "1981 Plan") and 1989 Plan (and in the case of Mr. Spira under his employment agreement which was terminated and Mr. Sims, under his existing employment agreement): Robert S. Reitman - 13,500; Morton L. Reitman - 16,050; David J. Golden - 3,500; James C. Spira - 34,000; Richard J. Sims
      - 20,000; Dennis H. Kelly - 6,200; James L. Glenn - 4,200; and all executive officers and Directors as a group - 102,050.

(2) Each Class A Common Share is convertible into one Class B Common Share. Class B Common Shares issuable upon such conversion are not included.

(3)   Less than 1%.

(4) Includes 383,662 Class A Common Shares or 191,831 Class B Common Shares, as

      applicable, in respect of which David J. Golden and Sylvia K. Reitman share voting and dispositive power as co-executors of the estate of Miriam G. Golden; and 133,529 Class A Common Shares or 66,764 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman, acting in concert, share the right to direct the voting and disposition pursuant to the terms of the Louis B. Golden Insurance Trust u/a/d October 20, 1980.

(5) Includes 7,700 Class A Common Shares and 3,850 Class B Common Shares, as applicable, held as trustee for the benefit of Mr. Golden's son.

(6) Does not include 268,906 Class A Common Shares or 134,453 Class B Common Shares, as applicable, owned by Mr. Reitman's wife or the Class A Common Shares and Class B Common Shares, as applicable, described in note (4), above, as to all of which shares Mr. Reitman disclaims beneficial ownership.

(7) Includes the 6,300 Class A Common Shares, which are not owned, but can be purchased within 60 days upon the exercise of options granted under the Corporation's 1981 Plan by Morton L. Reitman.

(8) Includes 1,820 Class A Common Shares or 910 Class B Common Shares, as applicable, held as custodian for the benefit of Mr. Reitman's adult child. Does not include 1,200 Class A Common Shares or 600 Class B Common Shares, as applicable, owned by Mr. Reitman's wife, as to which shares Mr. Reitman disclaims beneficial ownership.

(9) Does not include 77,554 Class A Common Shares or 50,247 Class B Common Shares, as applicable, owned by Mrs. Reitman's husband, as to all of which shares Mrs. Reitman disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

      Information in response to this Item is set forth on page 12 of this Form 10-K and is incorporated herein by reference.


                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- ---------------------------------------------------------------
FORM 8-K
- --------

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

                        3(c) Code of Regulations (incorporated by reference to Exhibit 3(c) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                        10(a)* 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                        10(b)* 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                        10(c)*   Adoption Agreement dated March 1, 1996
                                 and PRISM(R) Prototype Retirement Plan and
                                 Trust.

                        10(d)* Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                        10(e)* 1992 Supplemental Benefit Plan (incorporated by reference to Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                        10(f) Credit Agreement dated as of October 7, 1993, with Society National Bank, individually and as Agent, and National City Bank for borrowings up to $30,000,000 (incorporated by reference to
                                 Exhibit 10(i) of the Registrant's Form
                                 10-K for the fiscal year ended February
                                 28, 1995).

                        10(g)    First Amendment dated as of June 30,
                                 1994 to Credit Agreement with
                                 Society National Bank, individually and
                                 as Agent, and National City Bank
                                 (incorporated by reference to Exhibit
                                 10(j) of the Registrant's Form 10-K for
                                 the fiscal year ended February 28, 1995).

                        10(h)* Employment Agreement dated June 20, 1990 between the Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                        10(i)* Consultant Agreement dated January 29, 1986 between the Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                        10(j)* Employment Agreement dated June 18, 1990 between the Registrant and Robert S. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                        10(k)* Employment Agreement dated June 18, 1990 between the Registrant and David J. Golden (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                        10(l)* Employment Agreement dated October 22, 1990 between the Registrant and James L. Glenn (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                        10(m)* Employment Agreement dated March 1, 1995 between Baxter Tube Company and Dennis Kelly (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 28, 1995).

                        10(n)* Employment Agreement dated December 2, 1991 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(w) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                        10(o)* Amendment to Employment Agreement dated May 4, 1994 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                        10(p)* Employment Agreement dated July 1, 1992 between the Registrant and Richard J. Sims (incorporated by reference to Exhibit 10(v) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                        10(q) Asset Purchase Agreement by and among Whitney-Corr-Pak International, Inc., the Registrant, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. dated February 29, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated March 29, 1996)

                        13       The Registrant's 1996 Annual Report to
                                 Shareholders

                        21       Subsidiaries of the Registrant

                        24       Powers of Attorney

                        27**     Financial Data Schedule

                *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

               **Filed only in electronic format pursuant to Item
601(b)(27) of Regulation S-K.

               (b)      Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the Registrant's fiscal year ended February 29, 1996.

                               S I G N A T U R E S
                               -------------------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE TRANZONIC COMPANIES

                                                  By:/s/ Robert S. Reitman
                                                  ------------------------
                                                     Robert S. Reitman
                                                     Chairman, President and
                                                     Principal Executive Officer
Dated:  May 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 28, 1996                              /s/ Robert S. Reitman
                                                  -----------------------------
                                                  Robert S. Reitman
                                                  Director

Dated:  May 28, 1996                              /s/ Alayne L. Reitman
                                                  -----------------------------
                                                  Alayne L. Reitman
                                                  Principal Financial Officer

Dated:  May 28, 1996                              /s/ Richard J. Pennza
                                                  -----------------------------
                                                  Richard J. Pennza
                                                  Principal Accounting Officer

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


Dated:  May 28, 1996                            By:/s/ Robert S. Reitman
                                                -----------------------------
                                                   Robert S. Reitman
                                                   Attorney in Fact

      Powers of attorney authorizing Robert S. Reitman to sign this Annual Report on Form 10-K on behalf of Directors of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                             THE TRANZONIC COMPANIES



                                      Index
                                      -----



Financial Statements
- --------------------
Audited:
  Consolidated Balance Sheets
    February 29, 1996 and February 28, 1995

 Consolidated Statements of Operations
    Years ended February 29, 1996, and February 28, 1995 and 1994

 Consolidated Statements of Shareholders' Equity
    Years ended February 29, 1996, and February 28, 1995 and 1994

 Consolidated Statements of Cash Flows
    Years ended February 29, 1996, and February 28, 1995 and 1994

 Notes to Consolidated Financial Statements
    February 29, 1996, and February 28, 1995 and 1994


Schedule
- --------
Valuation and Qualifying Accounts and Reserves                       Schedule II


All other schedules have been oniitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in notes to consolidated financial statements.

Financial statements of the parent company are omitted because it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned.

KPMG Peat Marwick LLP
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Shareholders
The Tranzonic Companies:

Under date of March 29, 1996, we reported on the consolidated balance sheets of The Tranzonic Companies as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended February 29, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
March 29, 1996


Member Firm of
Klynveld Peat Marwick Goerdeler

                                                                     Schedule II

                             THE TRANZONIC COMPANIES
                Valuation and Qualifying Accounts and Reserves
        Years ended February 29, 1996, and February 28, 1995 and 1994


                                                     Additions
                                               ---------------------
                                 Balance at    Charged to                           Balance at
                                 Beginning     Costs and                              End of
          Classification         of Period      Expenses   Recoveries   Deductions    Period
          --------------         ---------      --------   ----------   ----------    ------
Year ended February 29, 1996
 Allowance for doubtful
  accounts receivable            $  408,500       36,303      92,379      246,682(B)     290,500
                                 ==========      =======      ======      =======        =======

Year ended February 28, 1995
 Allowance for doubtful
  accounts receivable            $  337,000      229,651      90,109      248,260(A)     408,500
                                 ==========      =======      ======      =======        =======

Year ended February 28, 1994
 Allowance for doubtful
  accounts receivable            $  296,000      336,269      20,767      316,036(A)     337,000
                                 ==========      =======      ======      =======        =======

- ------------------
(A) Accounts written off.
(B) Accounts written off of $173,816 and $72,866 of reserves reclassified to net assets of discontinued operations.