Form 10-Q
period 1996-05-31
TRANZONIC COMPANIES
filed 1996-07-09
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended May 31, 1996 or
                                        ------------

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ____________

Commission file number  2-29697
                        -------


                             THE TRANZONIC COMPANIES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                        34-0664235
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 30195 Chagrin Blvd., Pepper Pike, Ohio                         44124
- ----------------------------------------                     ----------
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

Yes    X               No
     -----                -----

Number of Class A Common Shares Outstanding at July 3, 1996      2,177,503
                                                                 ---------

Number of Class B Common Shares Outstanding at July 3, 1996      1,312,685
                                                                 ---------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                       May 31, 1996 and February 29, 1996



                                                           May 31,    February 29,
                      Assets                                1996         1996
                      ------                             -----------   ----------
                                                         (unaudited)
Current assets
   Cash (including cash equivalents of $7,693,000 at
     May 31, 1996 and $4,673,200 at February 29, 1996)   $ 9,764,715    6,610,933
   Short-term investments                                  1,989,067           --
   Receivables, net                                       13,351,172   13,752,460
   Inventories
     Raw materials                                         6,563,300    7,182,278
     Finished goods                                        7,453,396    8,156,387
   Deferred income taxes                                   1,204,852    1,804,106
   Prepaid expenses and other current assets               1,674,865    1,219,235
   Net assets of discontinued operations                          --    9,274,244
                                                         -----------   ----------
                Total current assets                      42,001,367   47,999,643

Property, plant and equipment, net                        18,827,712   19,376,208
Other noncurrent assets                                    2,622,223    2,477,913
Intangible assets                                          5,136,527    5,167,879
                                                         -----------   ----------
                                                         $68,587,829   75,021,643
                                                         ===========   ==========


                                                                     (Continued)

                                      (1)

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                       May 31, 1996 and February 29, 1996



                                                                                     May 31,     February 29,
                  Liabilities and Shareholders' Equity                                1996           1996
                  ------------------------------------                             -----------   ----------
                                                                                   (unaudited)
Current liabilities
   Trade accounts payable                                                          $ 8,002,940    8,337,445
   Accrued compensation                                                              2,053,422    2,943,971
   Other payables and accrued expenses                                               4,484,008    3,489,484
                                                                                   -----------   ----------
                Total current liabilities                                           14,540,370   14,770,900

Long-term debt                                                                              --    7,000,000
Deferred gain                                                                        1,872,330    1,912,230
Deferred income taxes                                                                  502,725      935,573
Other noncurrent liabilities                                                         1,360,198    1,248,824

Shareholders' equity
   Serial preferred shares without par value; authorized 200,000,
     no shares issued                                                                       --           --
   Class A common shares, no par value; shares at stated value, authorized 4,000,000, issued 2,657,949 at May 31, 1996
     and 2,658,149 at February 29, 1996                                                664,487      664,537
   Class B common shares, no par value; shares at stated value, authorized 8,000,000, issued 1,337,590 at May 31, 1996
     and 1,337,390 at February 29, 1996                                                334,398      334,348
   Additional paid-in capital                                                        5,780,774    5,780,774
   Retained earnings                                                                47,780,141   46,471,200
                                                                                   -----------   ----------
                                                                                    54,559,800   53,250,859
   Less cost of common shares held in treasury 479,146 Class A common and 26,205 Class B common shares at May 31, 1996
     and 472,846 Class A common and 19,305 Class B common
     shares at February 29, 1996                                                     4,247,594    4,096,743
                                                                                   -----------   ----------
                Total shareholders' equity                                          50,312,206   49,154,116
                                                                                   -----------   ----------
                                                                                   $68,587,829   75,021,643
                                                                                   ===========   ==========


See accompanying notes to condensed consolidated financial statements.

                                      (2)

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

                 Three-month periods ended May 31, 1996 and 1995

                                   (Unaudited)


                                                                 1996           1995
                                                             ------------    -----------
Sales                                                        $ 34,715,109     34,427,872

Cost and expenses
   Cost of goods sold                                          23,400,738     23,132,588
   Selling, general, and administrative expenses                8,987,220      9,564,866
                                                             ------------    -----------
                                                               32,387,958     32,697,454
                                                             ------------    -----------
              Operating earnings                                2,327,151      1,730,418

Interest income                                                    77,406         20,573
Interest expense                                                  (27,979)      (184,989)
                                                             ------------    -----------
              Earnings from continuing operations before
                income taxes                                    2,376,578      1,566,002

Income taxes                                                      842,000        521,571
                                                             ------------    -----------
              Earnings from continuing operations               1,534,578      1,044,431

Loss from discontinued operations, net of income taxes                 --         (3,658)
                                                             ------------    -----------
              Net earnings                                   $  1,534,578      1,040,773
                                                             ============    ===========

Net earnings per common share
   From continuing operations                                $        .44            .30
   From discontinued operations                                        --             --
                                                             ------------    -----------
                                                             $        .44            .30
                                                             ============    ===========
Dividends per Class A common share                           $       .050           .045
                                                             ============    ===========
Dividends per Class B common share                           $       .090           .085
                                                             ============    ===========
Average common and common equivalent shares outstanding         3,507,760      3,522,927
                                                             ============    ===========
Shares outstanding at end of period                             3,490,188      3,493,288
                                                             ============    ===========

See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Cash Flows

                 Three-month periods ended May 31, 1996 and 1995

                                   (Unaudited)



                                                                                      1996          1995
                                                                                  -----------    ----------
Cash flows from operating activities
   Net earnings                                                                   $ 1,534,578     1,040,773
   Adjustments to reconcile net earnings to net cash provided by continuing operations
       Loss from discontinued operations                                                   --         3,658
       Depreciation and amortization                                                  827,451       890,518
       Deferred income taxes                                                          166,406       (58,534)
   Changes in assets and liabilities, net of effects of acquisitions
       Receivables, net                                                               401,288       317,707
       Inventories                                                                  1,321,969    (1,603,193)
       Prepaid expenses and other current assets                                     (423,226)      594,624
       Trade accounts payable                                                        (334,505)   (1,082,787)
       Accrued compensation                                                          (890,549)     (620,863)
       Other payables and accrued expenses                                            534,829       810,310
       Other, net                                                                     (51,631)     (169,514)
                                                                                  -----------    ----------
                Net cash provided by continuing operations                          3,086,610       122,699
                Net cash used in discontinued operations                              (24,143)     (500,947)
                                                                                  -----------    ----------
                Net cash provided by (used in) operating activities                 3,062,467      (378,248)
Cash flows from financing activities
   Proceeds from revolving credit                                                          --     4,900,000
   Repayments of long-term debt                                                    (7,000,000)   (1,500,000)
   Cash dividends                                                                    (225,637)     (207,197)
                                                                                  -----------    ----------
                Net cash provided by (used in) financing activities                (7,225,637)    3,192,803
Cash flows from investing activities
   Net proceeds from sale of Housewares Division                                    9,725,678            --
   Purchases of short-term investments                                             (1,989,067)           --
   Payments for acquisitions, net of cash acquired                                         --    (2,909,735)
   Purchase of treasury shares                                                       (150,851)           --
   Proceeds on exercise of share options                                                   --       107,775
   Purchases of property, plant and equipment                                        (268,808)     (468,205)
                                                                                  -----------    ----------
                Net cash provided by (used in) investing activities                 7,316,952    (3,270,165)
                                                                                  -----------    ----------
Cash and cash equivalents
   Increase (decrease) during the year                                              3,153,782      (455,610)
   Beginning balance                                                                6,610,933     2,387,540
                                                                                  -----------    ----------
   Ending balance                                                                 $ 9,764,715     1,931,930
                                                                                  ===========    ==========
Supplemental schedule of noncash investing and financing activities
   On March 1, 1995, the Company purchased substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc.; in conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                                $        --     3,091,802
     Cash paid                                                                             --     2,909,735
                                                                                  -----------    ----------
     Liabilities assumed                                                          $        --       182,067
                                                                                  ===========    ==========
Supplemental disclosure of cash flow information
   Income taxes paid                                                              $ 1,166,543       695,199
   Interest paid                                                                  $    36,317       163,079
                                                                                  ===========    ==========

See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

                 Three-month periods ended May 31, 1996 and 1995



Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies and subsidiaries (Company) at May 31, 1996 and the results of operations for the three-month periods ended May 31, 1996 and 1995. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 29, 1996.

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

           The table below depicts the average Class A common and Class B common shares used in the calculation of net earnings per share for the reported periods:

                                                                  Three Months
                                                                  Ended May 31,
                                                               -------------------
                                                               1996           1995
                                                               ----           ----
                 Class A common                              2,188,682      2,193,133
                 Class B common                              1,319,078      1,329,794
                                                             ---------      ---------
                                                             3,507,760      3,522,927
                                                             =========      =========

           The table below depicts the Class A common and Class B common shares outstanding at the end of the periods reported:

                                                                      May 31,
                                                               --------------------
                                                               1996            1995
                                                               ----            ----
                 Class A common                              2,178,803      2,185,223
                 Class B common                              1,311,385      1,308,065
                                                             ---------      ---------
                                                             3,490,188      3,493,288
                                                             =========      =========

Note C On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida distributor of woven textile wipers. The acquisition was accounted for under the purchase method of accounting.



                                      (5)

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                 Item 2. Management's Discussion and Analysis of
                 -----------------------------------------------
                  Financial Condition and Results of Operation
                  --------------------------------------------



The Company's financial position remains strong. At May 31, 1996, the current ratio was 2.9:1 and current assets continued to exceed total liabilities.

Revenues from continuing operations in the first fiscal quarter ended May 31, 1996 increased slightly to $34.7 million from $34.4 million as recorded in the prior year like period. Volume revenue gains from the extension of existing product lines, mostly serving the Company's institutional customers, were largely offset by a decrease in revenues from the fiscal 1996 fourth quarter sale of our Personal Care Division's douche and enema line of business and reduced revenues from certain other product lines.

Gross margins in the current year first quarter were 32.6 percent, down factionally from 32.8 percent of a year ago. Raw material costs, particularly fluff pulp, which have influenced cost of sales during the current year fiscal quarter are in a downward trend, and approaching the level of the prior year like period. In addition, product mix shifts to historically higher margin products were offset to some degree with competitive pricing pressures.

Operating margins in the current year first quarter improved to 6.7 percent of sales as compared to 5.0 percent of sales from the prior year. Cost containment and efficiency programs covering administration, distribution, and marketing have reflected positively on earnings.

On March 28, 1996, the Company closed on the divestiture of its Housewares Division substantially as expected when the Company reported the sale in the prior year fourth fiscal quarter. The cash proceeds received were used to pay off the outstanding line of credit, with the remainder invested in short-term cash investments. As a consequence, interest income has increased and interest expense has decreased on a quarter to quarter comparison.

Earnings from continuing operations in the first quarter ended May 31, 1996 increased to $1.5 million or 44 cents per share up 45.9 percent from $1.0 million or 30 cents per share recorded in the like period a year ago.

Cash increased $3.2 million during the first quarter along with a $2.0 million increase in short-term investments. Cash generated from operations of $3.1 million, cash received from the Housewares Division divestiture of $10.0 million, and the pay off of $7.0 million in long-term debt were key contributors to this net increase.



                                      (6)

                     FORM 10-Q - PART II: OTHER INFORMATION
                     --------------------------------------



Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6.  Exhibits and reports on Form 8-K

     a)  Exhibit
         Number                Exhibit
         ------                -------
            10.1               Second Amendment to Credit Agreement dated
                               June 7, 1996, between the Registrant, Society
                               National Bank and National City Bank
            27                 Financial Data Schedule(1)
            99                 Independent Auditors' Review Report

     b)  Reports on Form 8-K
         -------------------

         On April 11, 1996, the Registrant filed a report on Form 8-K dated
         March 29, 1996. On May 17, 1996, the Registrant filed Amendment No. 1 to such Form 8-K on Form 8-K/A dated May 16, 1996. The filings were made under Item 2 of Form 8-K, in conjunction with the sale by the Registrant and its wholly-owned subsidiaries, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. (collectively, the "Subsidiaries"), of substantially all of the assets of the Subsidiaries. The following financial statements were filed as a part of the Form 8-K, as amended:

         1. The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated
            Statement of Earnings for the year ended February 29, 1996; and

         2. The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated
            Balance Sheet dated February 29, 1996.





(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.



                                      (7)

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             THE TRANZONIC COMPANIES
                             (Registrant)




Date:  July 6, 1996          By: /s/ Richard J. Pennza
                                ----------------------------------
                                 Richard J. Pennza
                                 (Duly authorized officer and
                                 Principal Accounting Officer)





                                      (8)