Form 10-K/A
period 1996-02-29
TRANZONIC COMPANIES
filed 1996-09-27
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended February 29, 1996

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from _______ to ________.

         Commission File No. 1-5774

                             THE TRANZONIC COMPANIES
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

              OHIO                               34-0664235
   ------------------------------             ----------------------
  (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)             Identification Number)


    30195 Chagrin Boulevard, Pepper Pike, Ohio                     44124
   ------------------------------------------------------------------------
   (Address of Principal Executive Office)                       (ZIP Code)

                                 (216) 831-5757
   ------------------------------------------------------------------------
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

      Securities registered pursuant to Section 12(g) of the Act:
      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
                       [Cover Continued on Following Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting stock held by non-affiliates of the Registrant on June 26, 1996: $16,104,461.
                                   -------------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

2,183,603 Class A Common Shares without par value at June 26, 1996*
- -------------------------------------------------------------------

1,313,585 Class B Common Shares without par value at June 26, 1996*
- -------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders -- Parts I and
II.







- ---------------------

      *On August 7, 1996, all of the Registrant's outstanding Class B Common Shares without par value were converted into Class A Common Shares without par value. The amendment to the Registrant's Amended Articles of Incorporation respecting such conversion will be filed with the Registrant's Form 10-Q for the quarter ended August 31, 1996.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

      The information required by this Item in respect of Executive Officers who are not also Directors of the Registrant is set forth on pages 5 and 6 of the Registrant's Form 10-K for the fiscal year ended February 29, 1996 and is incorporated herein by reference.

      The information concerning Directors is set forth below and is based in part on information received from the respective Directors and in part on the Registrant's records:

                                            PRINCIPAL OCCUPATION                       FIRST
    NAME OF             AGE AS OF          DURING PAST FIVE YEARS                      BECAME
   DIRECTOR           JUNE 26, 1996      AND OTHER DIRECTORSHIPS HELD                 DIRECTOR
- ---------------       -------------      ----------------------------                 --------

DIRECTORS CONTINUING IN OFFICE UNTIL 1999 ANNUAL MEETING OF SHAREHOLDERS
(CLASS II)

Joseph A. Campanella         53             Executive Vice President of Star             1979
 (1)(2)                                     Banc Corporation (bank holding
                                            company) since 1991.  Previously,
                                            President of Star Bank, N.A.,
                                            Cleveland from 1988 until 1991.

Thomas S. Robertson          53             Sainsbury Professor of Marketing,            1989
 (1)(2)                                     London Business School since 1994.
                                            Prior thereto, Chairperson
                                            of the Department of
                                            Marketing, The Wharton
                                            School, University of
                                            Pennsylvania, from 1988
                                            until 1994.

Steven W. Percy              49             President of BP Oil Company and              1994
 (1)(2)                                     Executive Vice President of
                                            BP America, Inc. since 1992.
                                            Previously, Chief Executive Officer
                                            of BP Finance International
                                            (a division of BP International Ltd.),
                                            and Group Treasurer of The British
                                            Petroleum Company, p.l.c., from
                                            1989 until 1992.

DIRECTORS CONTINUING IN OFFICE UNTIL 1998 ANNUAL MEETING OF SHAREHOLDERS
(CLASS I)

James H. Berick              63             Chairman of Berick, Pearlman &               1970
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




                                            PRINCIPAL OCCUPATION                FIRST
     NAME OF            AGE AS OF          DURING PAST FIVE YEARS              BECAME
    DIRECTOR          JUNE 26, 1996      AND OTHER DIRECTORSHIPS HELD         DIRECTOR
- ---------------       -------------      ----------------------------         --------
Robert S. Reitman          62              Chief Executive Officer, Chairman    1960
 (3)(4)                                    of the Board of Directors and
                                           President of the Corporation.
                                           Mr. Reitman is a Director of
                                           Weirton Steel Corporation.

Sylvia K. Reitman          58              Investor, Cleveland, Ohio.          1989

DIRECTORS CONTINUING IN OFFICE UNTIL 1997 ANNUAL MEETING OF SHAREHOLDERS
(CLASS III)

David J. Golden            63              Senior Vice President of the        1958
 (3)(4)                                    Corporation.

Morton L. Reitman          59              Executive Vice President of the     1973
 (3)(4)                                    Corporation.

James C. Spira             53              Managing Partner, Diamond           1991
 (2)                                       Technology Partners (management
                                           consultants), since November,
                                           1995.  Previously Group Vice
                                           President of the Corporation,
                                           from 1991 until 1995.

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

                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION
                                  -------------------

                                                                      LONG
                                                                      TERM
                                                        OTHER         COMPEN-
                                                        ANNUAL        SATION    ALL OTHER
                                                        COMPEN-       AWARDS    COMPEN-
    NAME AND               FISCAL  SALARY(1)  BONUS     SATION       OPTIONS    SATION
PRINCIPAL POSITION         YEAR     ($)        ($)      (2)($)         (#)       ($)
- ------------------------   ------  ---------  ------    -------      --------   -----

Robert S. Reitman,          1996   424,208    89,987        --         2,500   137,156(3)
 Chief Executive Officer,   1995   407,819   192,531      23,618       2,500   133,312
 Chairman of the Board of   1994   388,419   100,000        --         9,500   114,090
 Directors and President

Morton L. Reitman,          1996   355,535      --        53,250       2,400    31,109(3)
 Executive Vice President   1995   298,893   122,800        --         2,400    26,115
                            1994   276,677    55,000        --         2,600    24,645

Richard J. Sims,            1996   217,062   169,305        --         2,400     4,011(3)
 Vice President             1995   200,712   116,000(4)     --         2,000     3,967
                            1994   185,654    70,480        --         2,000     5,051

James C. Spira,             1996   181,042      --          --         2,400     3,724(3)
 Group Vice President(5)    1995   261,619      --          --         2,200     5,352
                            1994   248,968      --          --         2,400     7,176

James L. Glenn,             1996   159,538    11,130      25,000(6)    1,000     1,342(3)
 Vice President(6)          1995   152,550      --        23,888       1,000    66,718
                            1994   144,700    20,000        --         1,000       842

Dennis H. Kelly,            1996   123,600    79,936       4,250       1,000     3,618(3)
 Vice President             1995   117,415    59,430        --         1,000     3,595
                            1994   109,904    33,100        --         1,000     3,038
- -------

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

(3) Includes (a) Registrant payments of premiums for long-term disability insurance: Messrs. Robert S. Reitman, Morton L. Reitman and Sims $743 each; Mr. Spira $510; Mr. Glenn $588; and Mr. Kelly $456, (b) Registrant contributions under the Defined Contribution Plan: Mr. Robert S. Reitman $2,949; Mr. Morton L. Reitman $2,897; Mr. Spira $2,294; Mr. Sims $3,267;
      Mr. Glenn $754; and Mr. Kelly $3,163, (c) Registrant payments of premiums for life insurance: Mr. Morton L. Reitman $5,700, (d) amounts accrued under deferred compensation agreements: Mr. Robert S. Reitman $132,084; and Mr. Morton L. Reitman $21,768, and (e) Registrant payments of parking fees: Mr. Robert S. Reitman $1,380 and Mr. Spira $920.

(4) The final calculation of Mr. Sims' fiscal 1995 bonus resulted in a higher bonus than that reported in the Registrant's Proxy Statement dated May 12, 1995, which was calculated based upon figures available at that time.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                  POTENTIAL
                                                               REALIZED VALUE
                          INDIVIDUAL GRANTS                      AT ASSUMED
                  ---------------------------------            ANNUAL RATES OF
                             % OF TOTAL                          STOCK PRICE
                             OPTIONS       EXERCISE            APPRECIATION FOR
                  OPTIONS    GRANTED TO    OR BASE    EXPIR-    OPTION TERM(3)
                  GRANTED(1) EMPLOYEES IN   PRICE     ATION   -----------------
     NAME            (#)     FISCAL YEAR(2) ($/SH)    DATE        5%        10%
- ----------------- ---------- ------------- --------  -------  --------    -----
Robert S. Reitman   2,500      6.54%$      $16.02    2/29/00   $11,075   $24,450
Morton L. Reitman   2,400      6.27%$      $14.56    2/28/05   $21,984   $55,680
James C. Spira      2,400      6.27%$      $14.56    2/28/05   $21,984   $55,680
Richard J. Sims     2,400      6.27%$      $14.56    2/28/05   $21,984   $55,680
James L. Glenn      1,000      2.61%$      $14.56    2/28/05   $ 9,160   $23,200
Dennis H. Kelly     1,000      2.61%$      $14.56    2/28/05   $ 9,160   $23,200
- -------





(1) All options are for Class B Common Shares and were granted pursuant to the Registrant's 1995 Incentive Stock Option Plan. Such options become exercisable on March 1, 1998.

(2) Based upon an aggregate of 38,250 options granted to all employees in 1995.

(3) The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Registrant's Class B Common Shares increases from $14.56 per share to $23.72 and $37.76 per share, respectively, over the 10-year term of the options which were granted to all named executive officers other than Robert S. Reitman. If those named executive officers realize those values, the Registrant's Shareholders will realize aggregate appreciation in the price of the 1,313,585 Class B Common Shares of the Registrant outstanding of approximately $12,032,439 or $30,475,172, respectively, over the same period.


      The following table contains information concerning stock option exercises during fiscal year 1996 by the named executive officers and the value of their unexercised options at February 29, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                         YEAR AND FISCAL YEAR-END VALUES
                                                                           Value of Unexer-
                                                      Number of             cised In-the-
                                                   Unexercised Options     Money Options at
                                                   at Fiscal Year-End      Fiscal Year-End
                                                           (#)                  ($)
                      Shares                       -------------------     ---------------
                    Acquired on        Value          Exercisable/          Exercisable/
    Name            Exercise (#)    Realized ($)      Unexercisable         Unexercisable
- -----------------  -------------- ---------------  -------------------     ---------------

Robert S. Reitman       None          None         Class B: 4,000/14,500   Class B: 0/0
Morton L. Reitman  Class A: 3,000 Class A: 36,000  Class A: 6,300/0        Class A: 31,225/0
                   Class B: 1,500 Class B: 17,250  Class B: 13,450/7,400   Class B: 19,363/0
James C. Spira          None          None         Class B: 34,000/0       Class B: 0/0
Richard J. Sims         None          None         Class B: 12,000/26,000  Class B: 0/0
James L. Glenn          None          None         Class B: 3,200/3,000    Class B: 0/0
Dennis H. Kelly    Class B: 2,000     4,250        Class B: 5,200/3,000    Class B: 750/0

COMPENSATION OF DIRECTORS

      Each Director who is not an employee of the Registrant receives an annual Director's fee of $12,000, plus $925 ($850 prior to July 1, 1996) for attendance at each meeting of the Board or any Committee. In addition, if such a Director elects to have his compensation deferred and invested in Class B Common Shares pursuant to the Registrant's Deferred Compensation Plan for Non-Employee Directors, then each such Director receives, in Class B Common Shares, an additional amount equal to 25% of the amount so deferred and invested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

      The following tables, together with the accompanying footnotes, describe the beneficial ownership of the Registrant's Class A Common Shares and Class B Common Shares as of June 26, 1996 (except as otherwise indicated) of (1) each person who was known to the Registrant to be the beneficial owner of more than five percent of the total Shares of either class issued and outstanding on such date, (2) each current Director and nominee for election as Director, as well as all executive officers and Directors as a group and (3) all Shareholders, other than Current Directors and executive officers, as a group. In addition, the following tables set forth the aggregate voting power of each of the aforementioned persons both prior to the conversion of Class B common Shares into Class A Common Shares and after giving effect to such conversion. Except as otherwise indicated, the share figures shown below are based upon information supplied by the named individuals and group members described in the tables and the Registrant's records.

      As used in the tables, a person is deemed to be the beneficial owner of all shares in respect of which such person has or shares voting or investment power (regardless of whether such individual is entitled to receive any economic benefits derived from such shares). As used herein, "voting power" means the power to vote, or to direct the voting of, shares and "investment power" means the power to dispose of, or to direct the disposition of, shares. Also, included are shares which were not owned on June 26, 1996 but which can be acquired within 60 days after that date.

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

                BENEFICIAL OWNERSHIP OF MORE THAN FIVE PERCENT OF
                 CLASS A COMMON SHARES AND CLASS B COMMON SHARES

                                    AMOUNT AND NATURE OF BENEFICIAL                            PRO FORMA
                                             OWNERSHIP BY CLASS                                AGGREGATE
                              -----------------------------------------------                    VOTES
                              CLASS A     PERCENT     CLASS B         PERCENT     AGGREGATE     ASSUMING
      NAME AND ADDRESS OF     COMMON        OF        COMMON             OF         VOTES      CONVERSION
      BENEFICIAL OWNER        SHARES       CLASS      SHARES(1)         CLASS       /%(2)         /%(3)
      ----------------        ------       -----      ---------         -----       -----         -----

David J. Golden              864,337       39.6%       435,668          33.2%     907,903.8/   1,300,005/
 30195 Chagrin Boulevard       (4)(5)                    (5)(6)                    39.2%(4)    37.2(4)
 Pepper Pike, Ohio 44124                                                            (5)(6)     (5)(6)

Robert S. Reitman            863,651       39.6%       443,295          33.7%     907,980.5/   1,306,946/
 30195 Chagrin Boulevard       (7)                       (7)                       39.2%(7)     37.4%(7)
 Pepper Pike, Ohio 44124

Sylvia K. Reitman            863,651       39.6%       443,295          33.7%     907,980.5/   1,306,946/
 30195 Chagrin Boulevard      (5)(8)                     (5)(8)                    39.2%         37.4%
 Pepper Pike, Ohio 44124                                                           (5)(8)        (5)(8)

Estate of Miriam G           383,662       17.6%       191,831          14.6%     402,845.1/      575,493
 Golden, David J              (9)                        (9)                       17.4%(9)       16.5%(9)
 Golden and
 Sylvia K. Reitman,
 Co-executors
 30195 Chagrin Boulevard
 Pepper Pike, Ohio 44124

Dimensional Fund             132,400       6.1%         69,150           5.3%     139,315.0/   201,550/
 Advisors Inc.                   (10)                    (10)                     6.0%(10)     5.8%(10)
 1299 Ocean Avenue,
 Suite 650, Santa Monica,
 California 90401



                               AMOUNT AND NATURE OF BENEFICIAL                    PRO FORMA
                                       OWNERSHIP BY CLASS                         AGGREGATE
                            -------------------------------------                   VOTES
                            CLASS A  PERCENT CLASS B      PERCENT   AGGREGATE     ASSUMING
      NAME AND ADDRESS OF   COMMON     OF    COMMON          OF      VOTES       CONVERSION
      BENEFICIAL OWNER      SHARES    CLASS  SHARES(1)     CLASS     /%(2)          /%(3)
      ----------------      ------    -----  ---------     -----     -----       ----------

Lazard Freres & Co.        108,618    5.0%        79,592    6.1%    116,577.2/    188,210/
 One Rockefeller Plaza         (11)                 (11)            5.0%(11)      5.4%(11)
 New York, New York 10020
- -----------------------

(1) Each Class A Common Share is convertible into one Class B Common Share. Class B Common Shares issuable upon such conversion are not included.

(2) Aggregate Class A Common Share and Class B Common Share voting power, expressed as a number of votes and as a percentage of total available votes (based upon 2,183,603 Class A votes and 131,358.5 Class B votes, aggregating 2,314,961.5 votes), of the respective named Shareholders. The figures shown reflect one vote for each Class A Common Share and 1/10th of one vote for each Class B Common Share held by each such named Shareholder. The figures shown do not take into account that the Class A Common Shares and Class B Common Shares vote for separate classes of Directors and, therefor, are not aggregated for that purpose.

(3) Pro forma voting power, expressed as a number of votes and as a percentage of total available votes (based upon an aggregate of 3,497,188 votes), of the respective named Shareholders, after giving effect to the conversion of each Class B Common Share into one Class A Common Share. The figures shown reflect one vote for each Common Share held by each such named Shareholder subsequent to the conversion.

(4) Includes 7,700 Class A Common Shares held as trustee for the benefit of Mr. Golden's son.

(5) Includes 383,662 Class A Common Shares or 191,831 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman share voting and dispositive power as co-executors of the estate of Miriam
      G. Golden; and 133,529 Class A Common Shares or 66,764 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman, acting in concert, share the right to direct the voting and disposition pursuant to the terms of the Louis B. Golden Insurance Trust u/a/d October 20, 1980.

(6) Includes 3,500 Class B Common Shares which are not owned, but can be purchased within 60 days upon the exercise of options granted under the Registrant's 1989 Incentive Stock Option Plan (the "1989 Plan"). Also includes 3,850 Class B Common Shares held as trustee for the benefit of Mr. Golden's son.

(7) Includes 268,906 Class A Common Shares and 134,453 Class B Common Shares, as applicable, owned by Sylvia K. Reitman, Mr. Reitman's wife, and the Class A Common Shares and Class B Common Shares, as applicable, described in Note (5), above, as to all of which shares Mr. Reitman disclaims beneficial ownership.






(8) Includes 77,554 Class A Common Shares or 50,247 Class B Common Shares, as applicable, owned by Robert S. Reitman, Mrs. Reitman's husband, as to which shares Mrs. Reitman disclaims beneficial ownership.

(9) The estate of Miriam G. Golden is the record owner of the Shares shown; however, the co-executors each are deemed to own beneficially all of such Shares, as reported above.

(10) Information based solely upon Schedules 13G filed by such shareholder with the Securities and Exchange Commission in January, 1995. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 132,400 Class A Common Shares and 69,150 Class B Common Shares, as applicable, as of December 31, 1994, all of which Shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, in series of the DFA Investment Trust Company, a Delaware business trust, or in the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, as to all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all of such Shares.

(11) Information based solely upon Schedules 13G filed by such shareholder with the Securities and Exchange Commission in February, 1995 in respect of Class A Common Shares, and February, 1996 in respect of Class B Common Shares.


       BENEFICIAL OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND NOMINEES

                                AMOUNT AND NATURE OF BENEFICIAL
                                        OWNERSHIP BY CLASS                          PRO FORMA
                         -------------------------------------------                AGGREGATE
                                             CLASS B                                  VOTES
                          CLASS A  PERCENT   COMMON          PERCENT    AGGREGATE    ASSUMING
    NAME AND ADDRESS OF   COMMON     OF      SHARES             OF        VOTES     CONVERSION
    BENEFICIAL OWNER      SHARES    CLASS    (1)(2)           CLASS(1)     /%(3)       /%(4)
 ----------------------   -------   ------   --------         --------  ----------  ----------
James H. Berick              600      (5)      8,410           (5)    1,441.0/(5)  9,010/(5)

Joseph A. Campanella         500      (5)      6,310           (5)    1,131.0/(5)  6,810/(5)

David J. Golden            864,337   39.6%   435,668          33.2%   907,903.8/  1,300,005/
                            (6)(7)             (6)(7)                 39.2%(6)(7)  37.2%(6)
                                                                                     (7)

Robert S. Reitman          863,651   39.6%   443,295          33.7%   907,980.5/ 1,306,946/
                              (8)               (8)                   39.2%(8)   37.4%(8)

Morton L. Reitman           47,564    2.2%    34,646           2.6%    51,028.6/   82,210/
                            (9)(10)             (10)                   2.2%(9)     2.4%(9)
                                                                        (10)        (10)

Sylvia K. Reitman          863,651   39.6%   443,295          33.7%   907,980.5/ 1,306,946/
                           (6)(11)           (6)(11)                     39.2%(6)   37.4%(6)
                                                                          (11)        (11)

Thomas S. Robertson           0        0%      6,110           (5)    611.0/(5)   6,110/(5)

                                     AMOUNT AND NATURE OF BENEFICIAL
                                          OWNERSHIP BY CLASS                            PRO FORMA
                            --------------------------------------------                AGGREGATE
                                                CLASS B                                   VOTES
                             CLASS A PERCENT    COMMON           PERCENT    AGGREGATE   ASSUMING
   NAME AND ADDRESS OF       COMMON    OF       SHARES             OF        VOTES     CONVERSION
   BENEFICIAL OWNER          SHARES   CLASS     (1)(2)           CLASS(1)     /%(3)       /%(4)
 ----------------------      -------  ------    --------         --------  ----------  ----------
James C. Spira                 4,800   (5)        36,400           2.8%    8,440.0/    41,200/
                                                                            (5)         1.2%

Steven W. Percy                 0       0%         2,955           (5)    295.5/(5)   2,955/(5)

Richard J. Sims                1,520   (5)        20,760           1.6%    3,596.0/    22,280/
                                                                            (5)          (5)

Dennis H. Kelly                 0       0%         9,200           (5)    920.0/(5)  9,200/(5)

James L. Glenn                  0       0%         4,200           (5)    420.0/(5)  4,200/(5)

Executive Officers         1,278,131  58.5%      758,634          57.8%   1,353,994.4  2,036,765
 and Directors                                                              /58.5%       /58.2%
 as a Group
 (14 persons)

All Shareholders other       905,472  41.5%      554,951          42.2%    960,967.1   1,460,423
 than Executive Officers,                                                    /41.5%      /41.8%
 and Directors as a Group

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

(2) Each Class A Common Share is convertible into one Class B Common Share. Class B Common Shares issuable upon such conversion are not included.

(3) Aggregate Class A Common Share and Class B Common Share voting power, expressed as a number of votes and as a percentage of total available votes (based upon 2,183,603 Class A votes and 131,358.5 Class B votes, aggregating 2,314,961.5 votes), of the respective named Shareholders. The figures shown reflect one vote for each Class A Common Share and 1/10th of one vote for each Class B Common Share held by each such named Shareholder. The figures shown do not take into account that the Class A Common Shares and Class B Common Shares vote for separate classes of Directors and, therefore, are not aggregated for that purpose.








(4) Pro forma voting power, expressed as a number of votes and as a percentage of total available votes (based upon an aggregate of 3,497,188 votes), of the respective named Shareholders, after giving effect to the conversion of each Class B Common Share into one Class A Common Share. The figures shown reflect one vote for each Common Share which is held by each such named Shareholder subsequent to the conversion.

(5)   Less than 1%.

(6) Includes 383,662 Class A Common Shares or 191,831 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman share voting and dispositive power as co-executors of the estate of Miriam
      G. Golden; and 133,529 Class A Common Shares or 66,764 Class B Common Shares, as applicable, in respect of which David J. Golden and Sylvia K. Reitman, acting in concert, share the right to direct the voting and disposition pursuant to the terms of the Louis B. Golden Insurance Trust u/a/d October 20, 1980.

(7) Includes 7,700 Class A Common Shares and 3,850 Class B Common Shares, as applicable, held as trustee for the benefit of Mr. Golden's son.

(8) Includes 268,906 Class A Common Shares or 134,453 Class B Common Shares, as applicable, owned by Sylvia K. Reitman, Mr. Reitman's wife, and the Class A Common Shares and Class B Common Shares, as applicable, described in note (6), above, as to all of which shares Mr. Reitman disclaims beneficial ownership.

(9) Includes the 6,300 Class A Common Shares, which are not owned, but can be purchased within 60 days upon the exercise of options granted under the Corporation's 1981 Plan by Morton L. Reitman.

(10) Includes 1,820 Class A Common Shares or 910 Class B Common Shares, as applicable, held as custodian for the benefit of Morton L. Reitman's adult child. Also includes 1,200 Class A Common Shares or 600 Class B Common Shares, as applicable, owned by Mr. Reitman's wife, as to which shares Mr. Reitman disclaims beneficial ownership.

(11) Includes 77,554 Class A Common Shares or 50,247 Class B Common Shares, as applicable, owned by Robert S. Reitman, Mrs. Reitman's husband, as to all of which shares Mrs. Reitman disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

      Information in response to this Item is set forth on page 6 of this Form 10-K/A, Amendment No. 1, and is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

      (a) The following documents are filed as part of this report:

               1. See the Index to Financial Statements set forth in the Registrant's Form 10-K for the fiscal year ended February 29, 1996, for a list of consolidated financial statements and financial statement schedules included or incorporated herein by reference.

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

                        3(c) Code of Regulations (incorporated by reference to Exhibit 3(c) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                        10(a)* 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                        10(b)* 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                        10(c)** Adoption Agreement dated March 1, 1996 and PRISM(R) Prototype Retirement Plan and Trust

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

                   10(h) Second Amendment to Credit Agreement dated June 7,
                         1996, between the Registrant, Society National Bank and National City Bank (incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended May 31, 1996)

                  10(i)* Employment Agreement dated June 20, 1990 between the
                         Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                  10(j)* Consultant Agreement dated January 29, 1986 between the Registrant and Morton L. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                  10(k)* Employment Agreement dated June 18, 1990 between the
                         Registrant and Robert S. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                  10(l)* Employment Agreement dated June 18, 1990 between the
                         Registrant and David J. Golden (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                  10(m)* Employment Agreement dated October 22, 1990 between the Registrant and James L. Glenn (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                  10(n)* Employment Agreement dated March 1, 1995 between
                         Baxter Tube Company and Dennis Kelly (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 28, 1995).

                  10(o)* Employment Agreement dated December 2, 1991 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(w) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                  10(p)* Amendment to Employment Agreement dated May 4, 1994 between the Registrant and James C. Spira (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                  10(q)* Employment Agreement dated July 1, 1992 between the
                         Registrant and Richard J. Sims (incorporated by reference to Exhibit 10(v) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                        10(r) Asset Purchase Agreement by and among Whitney-Corr-Pak International, Inc., the Registrant, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. dated February 29, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated March 29, 1996)

                        13       The Registrant's 1996 Annual Report to
                                 Shareholders

                        21**     Subsidiaries of the Registrant

                        24**     Powers of Attorney

                        27***    Financial Data Schedule

               *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

               **Previously filed

               ***Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

               (b)      Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the Registrant's fiscal year ended February 29, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 26, 1996                         THE TRANZONIC COMPANIES




                                                  By: /s/ Robert S. Reitman
                                                     -------------------------
                                                     Name:  Robert S. Reitman
                                                     Title: President