Form 10-Q
period 1996-08-31
TRANZONIC COMPANIES
filed 1996-10-15
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----    Exchange Act of 1934
         For the quarterly period ended August 31, 1996 or
                                        ---------------

 ---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to ___________________


Commission file number               2-29697
                                   -----------


                             THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                         34-0664235
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

30195 Chagrin Blvd., Pepper Pike, Ohio                     44124
---------------------------------------                 ------------
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

Yes   X      No
     ---       ---

Number of Common Shares Outstanding at October 8, 1996          3,474,438

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                      August 31, 1996 and February 29, 1996



                                                                                    August 31,        February 29,
                                Assets                                                 1996              1996
                                ------                                            -----------         ------------
                                                                                  (unaudited)
Current assets
   Cash (including cash equivalents of $10,886,300 at
     August 31, 1996 and $4,673,200 at February 29, 1996)                       $    11,868,330        6,610,933
   Receivables, net                                                                  14,194,262       13,752,460
   Inventories                                                                       15,539,540       15,338,665
   Deferred income taxes                                                                518,175        1,804,106
   Prepaid expenses and other current assets                                          1,215,927        1,219,235
   Net assets of discontinued operations                                                 -             9,274,244
                                                                                     ----------       ----------
                Total current assets                                                 43,336,234       47,999,643

Property, plant and equipment, net                                                   18,544,028       19,376,208
Other noncurrent assets                                                               2,753,430        2,477,913
Intangible assets                                                                     5,992,768        5,167,879
                                                                                    -----------      -----------

                                                                                $    70,626,460       75,021,643
                                                                                     ==========       ==========



                                                                 (Continued)

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                      August 31, 1996 and February 29, 1996



                                                                                     August 31,       February 29,
                  Liabilities and Shareholders' Equity                                  1996              1996
                  ------------------------------------                               ----------       ------------
                                                                                    (unaudited)
Current liabilities
   Trade accounts payable                                                       $     8,503,356        8,337,445
   Accrued compensation                                                               2,383,970        2,943,971
   Other payables and accrued expenses                                                4,513,484        3,489,484
                                                                                    -----------      -----------
                Total current liabilities                                            15,400,810       14,770,900

Long-term debt                                                                            -            7,000,000
Deferred gain                                                                         1,832,430        1,912,230
Deferred income taxes                                                                    96,515          935,573
Other noncurrent liabilities                                                          1,467,782        1,248,824

Shareholders' equity
   Serial preferred shares without par value; authorized 200,000,
     no shares issued                                                                     -                -
   Common shares, no par value; authorized 12,000,000,
     issued 3,995,539 at August 31, 1996 and
     February 29, 1996                                                                  998,885          998,885
   Additional paid-in capital                                                         5,780,774        5,780,774
   Retained earnings                                                                 49,567,657       46,471,200
                                                                                     ----------       ----------

                                                                                     56,347,316       53,250,859
   Less cost of common shares held in treasury
     526,351 Common shares at August 31, 1996 and
     492,151 Common shares at February 29, 1996                                       4,518,393        4,096,743
                                                                                    -----------      -----------

                Total shareholders' equity                                           51,828,923       49,154,116
                                                                                     ----------       ----------

                                                                                $    70,626,460       75,021,643
                                                                                     ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

           Six- and three-month periods ended August 31, 1996 and 1995
                                   (Unaudited)


                                                           Six Months Ended                    Three Months Ended
                                                              August 31,                           August 31,
                                                           ----------------                    ------------------
                                                         1996             1995              1996              1995
                                                         ----             ----              ----              ----

Sales                                            $    70,161,762        69,833,901       35,446,653        35,406,029

Cost and expenses
   Cost of goods sold                                 46,422,339        47,383,894       23,021,601        24,251,306
   Selling, general, and
     administrative expenses                          18,413,372        19,125,514        9,426,152         9,560,648
                                                      ----------        ----------      -----------       -----------
                                                      64,835,711        66,509,408       32,447,753        33,811,954
                                                      ----------        ----------       ----------        ----------
              Operating earnings                       5,326,051         3,324,493        2,998,900         1,594,075

Interest income                                          176,443            33,348           99,037            12,775
Interest expense                                         (30,471)         (372,381)          (2,492)         (187,392)
                                                   -------------      ------------   --------------      ------------

              Earnings from continuing
                operations before income
                taxes                                  5,472,023         2,985,460        3,095,445         1,419,458

Income taxes                                           1,925,000           985,426        1,083,000           463,855
                                                     -----------      ------------      -----------      ------------

              Earnings from continuing
                operations                             3,547,023         2,000,034        2,012,445           955,603

Income from discontinued operations, net
   of income taxes                                             -           221,834                -           225,492
                                                 -----------------    -----------------------------      ------------
              Net earnings                       $     3,547,023         2,221,868        2,012,445         1,181,095
                                                     ===========       ===========      ===========       ===========

Net earnings per common share
   From continuing operations                    $          1.01               .57              .57               .27
   From discontinued operations                               -                .06                -               .06
                                                          ------               ---              ---               ---
                                                 $          1.01               .63              .57               .33
                                                            ====               ===              ===               ===
Dividends per Class A common share
   (note c)                                      $           .10              .095              .05               .05
                                                             ===              ====              ===               ===
Dividends per Class B common share
   (note c)                                      $           .18              .175              .09               .09
                                                             ===              ====              ===               ===

Average common and common
   equivalent shares outstanding                       3,507,044         3,524,136        3,506,328         3,525,344
                                                     ===========       ===========      ===========       ===========
Shares outstanding at end of period                    3,469,188         3,501,388        3,469,188         3,501,388
                                                     ===========       ===========      ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Cash Flows

                Six-month periods ended August 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996            1995
                                                                                          ----            ----
Cash flows from operating activities
   Net earnings                                                                      $   3,547,023       2,221,868
   Adjustments to reconcile net earnings to net cash provided by continuing operations
       Earnings from discontinued operations                                                  -           (221,834)
       Depreciation and amortization                                                     1,647,480       1,759,808
       Deferred income taxes                                                               446,873        (118,261)
   Changes in assets and liabilities, net of effects of acquisitions
       Receivables, net                                                                   (441,802)       (426,997)
       Inventories                                                                        (200,875)        893,872
       Prepaid expenses and other current assets                                             3,308         171,183
       Trade accounts payable                                                              165,911      (1,543,510)
       Accrued compensation                                                               (560,001)       (300,947)
       Other payables and accrued expenses                                                 562,495         546,627
       Other, net                                                                            1,126        (107,220)
                                                                                     --------------     ----------
                Net cash provided by continuing operations                               5,171,538       2,874,589
                Net cash used in discontinued operations                                    (6,618)     (1,562,175)
                                                                                     --------------      ---------
                Net cash provided by operating activities                                5,164,920       1,312,414
Cash flows from financing activities
   Proceeds from revolving credit                                                             -          5,900,000
   Repayments of long-term debt                                                         (7,000,000)     (1,500,000)
   Cash dividends                                                                         (450,566)       (432,845)
                                                                                      ------------      ----------
                Net cash provided by (used in) financing activities                     (7,450,566)      3,967,155
Cash flows from investing activities
   Net proceeds from sale of Housewares Division                                         9,742,367            -
   Payments for acquisitions, net of cash acquired                                            -         (2,909,735)
   Purchase of treasury shares                                                            (421,650)           -
   Proceeds on exercise of share options                                                      -            196,899
   Purchases of property, plant and equipment                                             (844,292)     (1,035,574)
   Other                                                                                  (933,382)           -
                                                                                      ------------       ---------
                Net cash provided by (used in) investing activities                      7,543,043      (3,748,410)
Cash and cash equivalents
   Increase during the year                                                              5,257,397       1,531,159
   Beginning balance                                                                     6,610,933       2,387,540
                                                                                       -----------       ---------
   Ending balance                                                                    $  11,868,330       3,918,699
                                                                                        ==========       =========
Supplemental schedule of noncash investing and financing activities On March 1,
   1995, the Company purchased substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc.; in conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                                   $        -          3,091,802
     Cash paid                                                                                -          2,909,735
                                                                                     ---------------     ---------
     Liabilities assumed                                                             $        -            182,067
Supplemental disclosure of cash flow information
   Income taxes paid                                                                 $   2,161,224       1,429,632
   Interest paid                                                                     $      39,708         337,253


See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

           Six- and three-month periods ended August 31, 1996 and 1995



Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies (Company) at August 31, 1996 and the results of operations for the six- and three-month periods ended August 31, 1996 and 1995. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 29, 1996.

Note B On August 2, 1996, shareholders at the Company's annual shareholders' meeting, approved the consolidation of Tranzonic's Class A and Class B Shares into a single class to be called Common Shares. The consolidation became effective August 7, 1996.

           Net earnings per share have been calculated based on the weighted average Common shares outstanding during the periods plus the incremental shares (calculated using the treasury share method) for those outstanding share options which are considered equivalent shares and have a dilutive impact on net earnings per share.

Note C Per share dividends are stated as those dividends paid on Class A and Class B shares on July 16, 1996 to shareholders of record June 28, 1996, prior to the consolidation of shares as stated in Note B.

Note D On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida distributor of woven textile wipers. The acquisition was accounted for under the purchase method of accounting.

                          PART I: FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



The Company's financial position remains strong. The current ratio at August 31, 1996 was 2.8:1 and current assets continue to exceed total liabilities.

Revenues from continuing operations in the current year's second fiscal quarter increased slightly above the $35.4 million recorded in the prior year like period. A pattern which continues from the preceding quarter shows that revenue gains from the extension of existing product lines, principally institutional, were offset largely by the 1996 fourth quarter sale of our Personal Care Division's douche and enema line of business, and a reduction in revenues from certain personal hygiene product lines serving the retail industry. Revenues from continuing operations through the six-month period ended August 31, 1996 were $70.2 million edging above the $69.8 million recorded a year ago.

Gross margins in the second fiscal quarter were 35.1 percent, a marked improvement over the 31.5 percent recorded in the prior year like period. A downward trend in raw material costs, particularly fluff pulp used extensively in our Personal Care Division, continues to impact margins. Gross margin in the current sixth-month fiscal period was 33.8 percent as compared to 32.1 percent of the prior year like period.

Operating earnings from continuing operations in the fiscal 1997 second quarter were $3.0 million, up 88.1 percent over the $1.6 million recorded in the fiscal 1996 second quarter. Strategic cost reduction programs initiated late in fiscal 1996 continue to show positive results, particularly at our Personal Care Division. Operating earnings from continuing operations through the six-month period ended August 31, 1996 were $5.3 million, up 60.2 percent from the $3.3 million recorded in the like period last year.

On March 28, 1996, the Company completed the divestiture of its housewares division substantially as anticipated when the transaction was reported in the prior year fourth fiscal quarter. The cash proceeds of the sale were used to retire the Company's borrowings under its line of credit in the current first fiscal quarter. The excess cash from this transaction, as well as an increase in cash flow of $2.0 million in the current year second fiscal quarter, remains in short-term cash investments. As a consequence, interest income has increased and interest expense has decreased significantly on a three-month and six-month comparative basis.

Earnings from continuing operations in the second quarter ended August 31, 1996 increased to $2.0 million, or 57 cents per share, a 111 percent increase over the $956 thousand, or 27 cents per share, recorded last year. Earnings from discontinued operations in the prior year second quarter were $226 thousand, or 6 cents per share. Earnings from continuing operations for the six-month period ended August 31, 1996 increased to $3.5 million, or $1.01 per share, a 77 percent increase over the $2.0 million, or 57 cents per share, recorded in the corresponding prior year period. Earnings from discontinued operations in the prior year six-month period were $222 thousand, or 6 cents per share.

                     FORM 10-Q - PART II: OTHER INFORMATION



Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

     a) The Registrant's annual meeting of shareholders was held on August 2, 1996.

     b) The following directors were elected at such annual meeting, each for a three-year term expiring in 1999:

         Joseph A. Campanella
         Thomas S. Robertson
         Steven W. Percy

     c) The following matters were voted on at the annual meeting of shareholders (with Class A Common shareholders voting on each of items 2 and 3, below, and Class B Common shareholders voting on each of items 1, 2, and 3, below):

         1)     Election of Class II Directors:

                Director Name                  Votes For         Abstentions
                -------------                  ---------         -----------
                Joseph A. Campanella           1,090,643           21,567
                Thomas S. Robertson            1,090,643           21,567
                Steven W. Percy                1,090,643           21,567

         2) The approval of the proposal to convert the Class B Common Shares to Class A Common Shares and to amend the Amended Articles of Incorporation to (i) eliminate the Class B Common Shares, (ii) rename the Class A Common Shares as Common Shares, and (iii) provide that the number of authorized Common Shares shall be 12,000,000.

                 Votes For    Votes Against     Abstentions    Broker Non-Votes
                 ---------    -------------     -----------    ----------------

     Class A     1,814,063       174,074           1,390                 0
     Class B       984,131       101,652             940            25,487

         3) Selection of independent auditors for the fiscal year ending February 28, 1997:

                 Votes For    Votes Against     Abstentions    Broker Non-Votes
                 ---------    -------------     -----------    ----------------

     Class A     1,930,028        8,426           14,890            36,183
     Class B     109,009.9      1,230.1              981                 0

1Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


                     FORM 10-Q - PART II: OTHER INFORMATION



ITEM 6.     Exhibits and reports on Form 8-K

     a)  EXHIBITS

         Exhibit
         Number                Exhibit
         ------                -------

            27                 Financial Data Schedule(1)
            99                 Independent Auditors' Review Report

     *Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
      S-K.

     b)  REPORTS ON FORM 8-K

         On April 11, 1996, the Registrant filed a report on Form 8-K dated March 29, 1996. On May 17, 1996, the Registrant filed Amendment No. 1 to such Form 8-K on Form 8-K/A dated May 16, 1996. On September 25, 1996, the Registrant filed Amendment No. 2 to such Form 8-K on Form 8-K/A dated September 24, 1996. The filings were made under Item 2 of Form 8-K, in conjunction with the sale by the Registrant and its wholly-owned subsidiaries, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. (collectively, the Subsidiaries), of substantially all of the assets of the Subsidiaries. The following financial statement was filed as a part of the Form 8-K, as amended: The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended February 29, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           THE TRANZONIC COMPANIES
                                           (Registrant)




Date:  October 11, 1996                    By: /s/ Richard J. Pennza
                                              ---------------------------------
                                              Richard J. Pennza
                                              (Duly authorized officer and
                                              Principal Accounting Officer)


(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.