Form 10-Q
period 1996-11-30
TRANZONIC COMPANIES
filed 1997-01-14
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended          November 30, 1996      or
                                        -----------------------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________________ to __________________

Commission file number               2-29697
                         -----------------------


                             THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                       34-0664235
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  30195 Chagrin Blvd., Pepper Pike, Ohio                     44124
-----------------------------------------          ------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code           216/831-5757
                                                       ------------------------

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X      No
    -----       -----

Number of Common Shares Outstanding at January 9, 1997        3,461,138
                                                              ---------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                     November 30, 1996 and February 29, 1996



                                                                   November 30,      February 29,
                          Assets                                      1996              1996
                          ------                                   ------------      ------------
                                                                   (unaudited)
Current assets
   Cash (including cash equivalents of $9,475,300 at
     November 30, 1996 and $4,673,200 at February 29, 1996)       $10,713,468         6,610,933
   Receivables, net                                                14,455,178        13,752,460
   Inventories
     Raw materials                                                  8,681,217         7,182,278
     Finished goods                                                 9,858,623         8,156,387
                                                                  -----------       -----------
                                                                   18,539,840        15,338,665

   Deferred income taxes                                                 --           1,804,106
   Prepaid expenses and other current assets                          490,006         1,219,235
   Net assets of discontinued operations                                 --           9,274,244
                                                                  -----------       -----------
                Total current assets                               44,198,492        47,999,643

Property, plant and equipment, net                                 18,263,201        19,376,208
Deferred income taxes                                                 358,498              --
Other noncurrent assets                                             3,269,836         2,477,913
Intangible assets                                                   5,950,988         5,167,879
                                                                  -----------       -----------
                                                                  $72,041,015        75,021,643
                                                                  ===========       ===========

                                                                     (Continued)

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                     November 30, 1996 and February 29, 1996



                                                                        November 30,       February 29,
                  Liabilities and Shareholders' Equity                      1996               1996
                  ------------------------------------                  ------------       ------------
                                                                        (unaudited)

Current liabilities
   Trade accounts payable                                               $ 8,413,727         8,337,445
   Accrued compensation                                                   2,625,225         2,943,971
   Other payables and accrued expenses                                    4,463,515         3,489,484
                                                                        -----------       -----------
                Total current liabilities                                15,502,467        14,770,900

Long-term debt                                                                 --           7,000,000
Deferred gain                                                             1,792,530         1,912,230
Deferred income taxes                                                          --             935,573
Other noncurrent liabilities                                              1,582,435         1,248,824

Shareholders' equity
   Serial preferred shares without par value; authorized 200,000,
     no shares issued                                                          --                --
   Common shares, no par value; authorized 12,000,000,
     issued 3,995,539 at November 30, 1996 and February 29,
     1996                                                                   998,885           998,885
   Additional paid-in capital                                             5,807,974         5,780,774
   Retained earnings                                                     51,192,326        46,471,200
                                                                        -----------       -----------
                                                                         57,999,185        53,250,859
   Less cost of common shares held in treasury
     541,601 common shares at November 30, 1996 and
     492,151 common shares at February 29, 1996                           4,835,602         4,096,743
                                                                        -----------       -----------
                Total shareholders' equity                               53,163,583        49,154,116
                                                                        -----------       -----------
                                                                        $72,041,015        75,021,643
                                                                        ===========       ===========




See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

         Nine- and three-month periods ended November 30, 1996 and 1995

                                   (Unaudited)


                                                          Nine Months Ended                  Three Months Ended
                                                            November 30,                        November 30,
                                                          -----------------                  ------------------
                                                       1996              1995             1996              1995
                                                       ----              ----             ----              ----
Sales                                             $  105,185,367       104,392,079       35,023,605        34,558,178

Cost and expenses
   Cost of goods sold                                 68,897,763        71,165,492       22,475,424        23,781,598
   Selling, general, and
     administrative expenses                          28,092,005        28,477,275        9,678,633         9,351,761
                                                   -------------     -------------      -----------      ------------
                                                      96,989,768        99,642,767       32,154,057        33,133,359
                                                   -------------     -------------      -----------      ------------
            Operating earnings                         8,195,599         4,749,312        2,869,548         1,424,819

Interest income                                          269,195            58,120           92,752            24,772
Interest expense                                         (33,695)         (554,787)          (3,224)         (182,406)
                                                   -------------     -------------      -----------      ------------

            Earnings from
               continuing operations
               before income taxes                     8,431,099         4,252,645        2,959,076         1,267,185

Income taxes                                           3,018,000         1,438,500        1,093,000           453,074
                                                   -------------     -------------      -----------      ------------

            Earnings from
               continuing operations                   5,413,099         2,814,145        1,866,076           814,111

Income from discontinued
   operations, net of income taxes                       -                 321,585         -                   99,751
                                                   -------------     -------------      -----------      ------------
            Net earnings                          $    5,413,099         3,135,730        1,866,076           913,862
                                                   =============     =============      ===========      ============

Net earnings per common share
   From continuing operations                     $         1.54               .80              .53               .23
   From discontinued operations                              -                 .09               -                .03
                                                          ------               ---             ----               ---

                                                  $         1.54               .89              .53               .26
                                                            ====               ===              ===               ===

Dividends per Class A common
   share (note C)                                 $          .17              .145              .07               .05
                                                             ===              ====              ===               ===

Dividends per Class B common
   share (note C)                                 $          .18              .265               -                .09
                                                             ===              ====             ====               ===

Average common and common
   equivalent shares outstanding                       3,514,185         3,526,447        3,528,469         3,530,961
                                                   =============     =============      ===========       ===========
Shares outstanding at end of period                    3,453,938         3,503,388        3,453,938         3,503,388
                                                   =============     =============      ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Cash Flows

               Nine-month periods ended November 30, 1996 and 1995

                                   (Unaudited)

                                                                                1996                 1995
                                                                                ----                 ----
Cash flows from operating activities
   Net earnings                                                            $  5,413,099           3,135,730
   Adjustments to reconcile net earnings to net cash provided by continuing operations
       Earnings from discontinued operations                                       --              (321,606)
       Depreciation and amortization                                          2,474,076           2,634,786
       Deferred income taxes                                                    510,035            (139,178)
   Changes in assets and liabilities, net of effects of acquisitions
     Receivables, net                                                           188,283             467,250
     Inventories                                                             (1,854,389)             98,567
     Prepaid expenses and other current assets                                  914,171             376,252
     Trade accounts payable                                                    (304,347)            198,168
     Accrued compensation                                                      (318,746)             77,443
     Other payables and accrued expenses                                        221,640             612,635
     Other, net                                                                  41,958             481,515
                                                                           ------------        ------------
                Net cash provided by continuing operations                    7,285,780           7,621,562
                Net cash used in discontinued operations                        (57,158)           (754,941)
                                                                           ------------        ------------
                Net cash provided by operating activities                     7,228,622           6,866,621
Cash flows from investing activities
   Net proceeds from sale of Housewares Division                              9,650,660                --
   Payments for acquisitions, net of cash acquired                           (2,880,717)         (2,909,735)
   Purchases of property and equipment                                       (1,427,950)         (1,818,755)
   Other                                                                        (64,447)               --
                                                                           ------------        ------------
                Net cash provided by (used in) investing activities           5,277,546          (4,728,490)
Cash flows from financing activities
   Proceeds from revolving credit                                                  --             5,900,000
   Repayments of long-term debt                                              (7,000,000)         (5,000,000)
   Purchase of treasury shares                                                 (822,900)               --
   Proceeds on exercise of share options                                        111,240             217,624
   Cash dividends                                                              (691,973)           (659,071)
                                                                           ------------        ------------
                Net cash provided by (used in) financing activities          (8,403,633)            458,553
                                                                           ------------        ------------
Cash and cash equivalents
   Increase during the period                                                 4,102,535           2,596,684
   Beginning balance                                                          6,610,933           2,387,540
                                                                           ------------        ------------
   Ending balance                                                          $ 10,713,468           4,984,224
                                                                           ============        ============
Supplemental schedule of noncash investing and financing
   activities in conjunction with acquisition
     Fair value of assets acquired                                         $  3,694,479           3,091,802
     Cash paid                                                                2,880,717           2,909,735
                                                                           ------------        ------------
     Liabilities assumed                                                   $    813,762             182,067
                                                                           ============        ============
Supplemental disclosure of cash flow information
   Income taxes paid                                                       $  2,450,071           1,965,885
   Interest paid                                                           $     42,632             540,914


See accompanying notes to condensed consolidated financial statements.

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

         Nine- and three-month periods ended November 30, 1996 and 1995



Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies (Company) at November 30, 1996 and the results of operations for the nine- and three-month periods ended November 30, 1996 and 1995. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 29, 1996.

Note B On August 2, 1996, shareholders at the Company's annual shareholders' meeting approved the consolidation of the Company's Class A and Class B Shares into a single class to be called Common Shares. The consolidation became effective August 7, 1996.

            Net earnings per share have been calculated based on the weighted average Common Shares outstanding during the periods plus the incremental shares (calculated using the treasury share method) for those outstanding share options which are considered equivalent shares and have a dilutive impact on net earnings per share.

Note C Per share dividends are stated as those dividends paid on Class A and Class B shares prior to the consolidation of shares as stated in Note B.

Note D On March 1, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Plezall Wipers, Inc., a Miami, Florida distributor of woven textile wipers. During the current fiscal year, the Company has acquired several small businesses extending existing product lines and distribution channels. Each acquisition was accounted for under the purchase method of accounting.

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                 Item 2. Management's Discussion and Analysis of
                 -----------------------------------------------
                  Financial Condition and Results of Operation
                  --------------------------------------------



The Company's financial position remains strong. The current ratio at November 30, 1996 was 2.9:1, and current assets continue to exceed total liabilities.

Revenues from continuing operations in the current fiscal year's third quarter increased modestly to $35.0 million from $34.6 million, recorded in the prior year like period. Consistent with recent previous fiscal quarters, revenue gains from the extension of existing product lines, principally institutional, were offset by the loss of revenues related to the sale late in fiscal 1996 of our Personal Care Division's douche and enema line of business. Revenues from continuing operations through the nine-month period ended November 30, 1996 were $105.2 million.

Gross margins in the third fiscal quarter were 35.8 percent, a significant improvement over the 31.2 percent recorded in the same period a year ago. Raw material costs, particularly fluff pulp used extensively in our Personal Care Division, have stabilized at their lowest levels in recent years. In the prior year third quarter, pulp prices had reached an all time high. This marked drop continues to impact margins favorably. Gross margins in the current nine-month fiscal period were 34.5 percent as compared to 31.8 percent for the prior year like period.

Operating earnings from continuing operations in the fiscal 1997 third quarter were $2.9 million, up 101.4 percent over the $1.4 million recorded in the fiscal 1996 third quarter. Tight control of selling, general, and administrative expenses have helped to support improved operating earnings. Operating earnings from continuing operations through the nine-month period ended November 30, 1996 were $8.2 million, up 72.6 percent from the $4.7 million recorded in the like period last year.

On March 28, 1996, the Company completed the divestiture of its Housewares Division substantially as anticipated when the transaction was reported in the prior year fourth fiscal quarter. The cash proceeds of the sale were used to retire the Company's borrowing under its line of credit in the current year's first fiscal quarter. The excess cash from this transaction has been invested in short-term cash investments. As a consequence, interest income has increased and interest expense has decreased significantly on a three-month and nine-month comparative basis.

Earnings from continuing operations in the third quarter ended November 30, 1996 increased to $1.9 million, or 53 cents per share, a 129.2 percent increase over the $814 thousand, or 23 cents per share recorded last year. Earnings from discontinued operations in the prior year third quarter were $100 thousand, or 3 cents per share. Earnings from continuing operations for the nine-month period ended November 30, 1996 increased to $5.4 million, or $1.54 per share, a 92.4 percent increase over the $2.8 million, or 80 cents per share, recorded in the corresponding prior year period. Earnings from discontinued operations in the prior year nine-month period were $322 thousand, or 9 cents per share.

                     FORM 10-Q - PART II: OTHER INFORMATION
                     --------------------------------------



Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6.     Exhibits and reports on Form 8-K

     a)  Exhibits
         --------

              Exhibit
              Number           Exhibit
              ------           -------

                 3             Certificate of Amendment to Amended Articles
                                 of Incorporation filed August 7, 1996
                27*            Financial Data Schedule
                99             Independent Auditors' Review Report

         * Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

     b)  Reports on Form 8-K
         -------------------

         On April 11, 1996, the Registrant filed a report on Form 8-K dated March 29, 1996. On May 17, 1996, the Registrant filed Amendment No. 1 to such Form 8-K/A dated May 16, 1996. On September 25, 1996, the Registrant filed Amendment No. 2 to such Form 8-K on Form 8-K/A dated September 24, 1996. The filings were made under Item 2 of Form 8-K, in conjunction with the sale by the Registrant and its wholly-owned subsidiaries, Design Trend, Inc. and Ever-Ready Appliance Mfg. Co. (collectively, the Subsidiaries), of substantially all of the assets of the Subsidiaries. The following financial statement was filed as a part of the Form 8-K, as amended: The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended February 29, 1996.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 THE TRANZONIC COMPANIES
                                 (Registrant)




Date:  January 10, 1997          By: /s/ Richard J. Pennza
                                     ------------------------------------
                                     Richard J. Pennza
                                     (Duly authorized officer and
                                     Principal Accounting Officer)