Form 10-K
period 1997-02-28
TRANZONIC COMPANIES
filed 1997-05-28
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      (Mark One)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

      For the fiscal year ended February 28, 1997

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _______ to ________.

      Commission File No. 1-5774

                             THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

              OHIO                                   34-0664235
 --------------------------------              ------------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)               Identification Number)

30195 Chagrin Boulevard, Pepper Pike, Ohio             44124
------------------------------------------     ------------------------
(Address of Principal Executive Office)              (ZIP Code)

                                 (216) 831-5757
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH
    --------------------          -------------------------
                                  REGISTERED
                                  -------------------------
    Common Shares                 American Stock Exchange
    without par value

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

                       [Cover Continued on Following Page]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of voting stock held by non-affiliates of the Registrant on April 25, 1997: $24,451,112.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

3,469,338 Common Shares without par value at April 25, 1997


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Notice of Annual Meeting and Proxy Statement dated May 14, 1997 -- Part III. Neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated May 14, 1997 shall be deemed incorporated by reference herein.

Portions of the Registrant's 1997 Annual Report to Shareholders -- Parts I and
II.

                                     PART I


ITEM 1.  BUSINESS

    The Tranzonic Companies (the "Corporation") was incorporated under the laws of the State of Ohio on September 26, 1946. The Corporation adopted its current name on December 13, 1983.

    The Corporation and its subsidiaries (hereinafter collectively referred to as the "Registrant") are engaged principally in the distribution (and in the majority of instances, designing, processing, producing and manufacturing) of
(i) personal care products, including feminine napkins, Tampax(R) tampons (and the machines through which both are dispensed), children's disposable diapers, adult incontinent briefs and washroom disposable products; (ii) industrial textiles; (iii) cleaning and safety products; and (iv) spiral-wound paper tubes and cores. The Registrant distributes its products throughout the United States from manufacturing and distribution facilities located in Ohio, Kentucky, Arizona, Nevada, Tennessee, Illinois, South Carolina, and Florida. In addition, the Registrant sells industrial textiles in Canada; manufactures paper tubing and cores in the United Kingdom and distributes paper tubing and cores in various foreign markets; and sells a limited amount of personal care products in foreign markets.

    The Registrant operates in one industry segment which is the conversion of paper, textile and allied materials. The majority of the Registrant's products are produced from large rolls of paper, textile or allied products purchased directly from the mills where such materials are manufactured. These raw materials make up a significant amount of the total product cost of the Registrant's products. As a result, each of the Corporation's divisions displays similar purchasing characteristics, such as bulk purchasing of raw materials at discount prices from similar manufacturers, and similar manufacturing and processing characteristics of those raw materials. In addition, the end-use of many of the Registrant's products is similar, as many of the Registrant's sales are of disposable products that are used for personal hygiene and cleaning.

    The Registrant, through its Personal Care Division, markets and distributes through independent sales representatives various products, including feminine napkins such as Maxithins(R), Tampax(R) tampons, children's disposable diapers, adult incontinence briefs, toilet seat covers, condoms and related items, as well as restroom deodorant systems, washroom accessories and supplies. The Registrant manufactures all of the feminine napkins, children's diapers, adult incontinence products and toilet seat covers which it distributes, and manufactures machines which dispense feminine napkins, Tampax(R) tampons, condoms and other similar products. The Division is the exclusive distributor of Tampax(R) tampons to the institutional trade for resale by others primarily through coin-operated dispensing machines in the United States, Canada and Mexico. The Division also wholesales, for resale through vending machines, its proprietary feminine napkins, which have been marketed by the Division and a predecessor since 1923 under its trademark Gards(R) and now Maxithins(R), and condoms manufactured by others. The Division markets feminine napkins under its trademarks Maxithins(R), Everyday(R), Safe & Soft(R) and Soft & Thin(R) and packages the feminine napkins which it manufactures for private label sale to retail outlets. The Division markets children's disposable diapers for over-the-counter sales under its trademarks Precious(R) and Bottoms Up(R) and under private labels. The Division also markets adult incontinence products under its trademark At Ease(R), toilet seat covers and odor control products under its trademark Health Gards(R), and disposable Gards(R) obstetrical pads. The Division also distributes stainless steel washroom accessories and supplies under the name Hospeco(R), including such items as handrails for the handicapped and dispensers for paper towels, tissues, soap and toilet seat covers.

    Through its wholly-owned subsidiary CCP Industries, Inc., the Registrant processes, packages and distributes a varied range of industrial textiles and related products. These products include industrial wiping materials, cleaning chemicals, restroom supplies, disposable and durable work clothing, floor mats, napery and safety products. This subsidiary employs a nationwide sales force which markets such products to industrial, commercial and institutional users in every state of the continental United States and in portions of Canada. In July, 1996, CCP Industries, Inc. acquired certain of the assets, properties and business of First Step, a division of Dailey's, Inc., a Tennessee corporation, which division sells and distributes safety, first aid and infection control products. In July, 1996, CCP Industries, Inc. also acquired substantially all of the business and assets of Supply Line, Inc., a Tennessee corporation, which converts and sells non-woven and woven textile wiping and polishing cloths to distributors and end-users. In October, 1996, CCP Industries, Inc. acquired substantially all of the assets, properties and business of the Midwest Disposable Products Division, Chicago Sanitary Division, and Globe Cotton Mills Division of Cook & Riley, Inc., a Delaware corporation, each of which divisions converts and sells woven and non-woven industrial wiping cloths.

    Through its wholly-owned subsidiary Baxter Tube Company, the Registrant manufactures and distributes spiral-wound paper tubes and cores for use by a variety of businesses, including the automotive, fiberglass and textile industries. Baxter Tube Company also manufactures a line of paper sleeving products. Although Baxter Tube Company distributes its products principally throughout the United States, the bulk are distributed in the Midwest and Midsouth. In addition, this subsidiary distributes a limited amount of its products to Canada, Mexico, England, Taiwan, South Africa, Venezuela, Abu Dhabi and Saudi Arabia. This subsidiary sells directly and through the services of independent marketing agents. In March, 1997 (subsequent to the Company's fiscal year end), Baxter Tube Company acquired substantially all of the spiral-wound paper tube and fiberglass core business, properties and assets of Unity Paper Tubes, a division of Wyndeham Press Group PLC, a United Kingdom corporation. This operation, located near Manchester, England, manufacturers and sells spiral wound paper tubes and cores for a variety of end users, including the fiberglass, textile and papermill industries.

    Historically, aggregate revenues derived from foreign sources have not constituted a material portion of the Registrant's gross revenues. With the addition of its United Kingdom subsidiary, the Registrant expects foreign source revenue to increase substantially.

    On March 29, 1996, the Registrant sold substantially all of the assets of its Housewares Division to Whitney-Corr-Pak International, Inc. for approximately Ten Million Dollars ($10,000,000). Through that division, the Registrant formerly designed, produced, manufactured and sold to retailers and others laundry products, closet storage and closet organization products, cedar storage products, and personal travel organizers.


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

    As of April 25, 1997, the Registrant had approximately 1,027 employees, some of whom are represented by various labor unions. The Registrant considers its employee relations satisfactory.

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


Location                    Principal Use                Approximate Acreage
--------                    -------------                -------------------
Cleveland, Ohio             Office, warehouse and               7 acres
                            manufacturing facilities

Nicholasville,              Office, warehouse and               13.14 acres
Kentucky                    manufacturing facilities

Minerva, Ohio               Office, warehouse and               3.5 acres
                            manufacturing facilities

Leyland, England            Office, warehouse and               2.17 acres
                            manufacturing facilities

The following chart describes the principal properties that are leased by the Registrant or one of its subsidiaries:

                                   Approximate
                Principal           Square          Expiration        Renewal
Location           Use              Footage            Date           Options
--------        ---------          -----------      ----------        -------
Highland        Office,             108,750           2/28/09         Two 10-
Heights,        warehouse                                             year
Ohio            and manu-                                             renewal
                facturing                                             options
                facilities

Tempe,          Office,              50,580           2/28/09         Two 10-
Arizona         warehouse                                             year
                and manu-                                             renewal
                facturing                                             options
                facilities

Alcoa,          Office and          124,524         12/31/02          One 5-
Tennessee       warehouse                                             year
                                                                      renewal
                                                                      option

Hialeah         Office,              13,200         3/31/02           One 5-
Gardens,        warehouse                                             year
Florida         and manu-                                             renewal
                facturing                                             option
                facilities

Bedford         Office,              31,250          10/15/97         Four 6-
Park, Ohio      warehouse                                             month
                and manu-                                             renewal
                facturing                                             options
                facilities

Ware Shoals,    Office               26,250          3/14/04          One 5-
South           warehouse                                             year
Carolina        and manu-                                             renewal
                facturing                                             option
                facilities

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


EXECUTIVE OFFICERS OF THE REGISTRANT

    The age (as of April 25, 1997), business experience during the past five years, and offices held by each of the Registrant's executive officers who is not also a Director of the Registrant are reported below. The Registrant's Code of Regulations provides that officers shall hold office until their successors are chosen and qualified in their stead, and that any officer may be removed from office at any time by the Registrant's Board of Directors.

    Dennis H. Kelly: Age 59; Vice President of the Registrant since June 1,
1989.

    Richard J. Sims: Age 46; Senior Vice President of the Registrant since 1992. Previously, Senior Vice President and General Counsel of Victoria Financial Corporation (insurance holding corporation).

    Alayne L. Reitman: Age 33; Treasurer, Vice President--Finance and Chief Financial Officer of the Registrant since October 1993. Previously, Financial Analyst for American Airlines.

    Richard J. Pennza: Age 42; Chief Accounting Officer of the Registrant since October 1993. Previously, Controller of the Registrant.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Information in response to this Item is set forth on page 24 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Information in response to this Item is set forth on page 13 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth on pages 9 through 12 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a)   Financial Statements

          Information in response to this Item is set forth on pages 14 through 23 of the Registrant's 1997 Annual Report to Shareholders (Exhibit 13), which information is incorporated herein by reference.

    (b)   Supplementary Data

          Information in response to this Item is set forth in the financial statement schedules set forth on pages 13 through 15 of this Form 10-K.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in response to this Item in respect of Directors is set forth under the caption "Election of Directors" in the Registrant's proxy statement dated May 14, 1997 (Exhibit 99), which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers who are not also Directors of the Registrant is set forth on page 6 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information in response to this Item is set forth under the caption "Compensation of Executive Officers" in the Registrant's proxy statement dated May 14, 1997 (Exhibit 99), which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is set forth under the caption "Beneficial Ownership of Common Shares" in the Registrant's proxy statement dated May 14, 1997 (Exhibit 99), which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is set forth under the caption "Election of Directors" in the Registrant's proxy statement dated May 14, 1997 (Exhibit 99), which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          1. See the Index to Financial Statements for a list of consolidated financial statements and financial statement schedules included or incorporated herein by reference.

          2.    Exhibits:

                Exhibit Number

                3(a) Amended Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                3(b)(i) Certificate of Amendment to Amended Articles of Incorporation filed June 16, 1992 (incorporated by reference to Exhibit 3(b) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                3(b)(ii) Certificate of Amendment to Amended Articles of Incorporation filed August 7, 1996 (incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the fiscal quarter ended November 30, 1996)

                3(c) Code of Regulations (incorporated by reference to Exhibit 3(c) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                10(a)* 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended February 28, 1990)

                10(b)* 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended February 28, 1994)

                10(c)* Adoption Agreement dated March 1, 1996 and PRISM(R) Prototype Retirement Plan and Trust (incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-K for the fiscal year ended February 29, 1996)

                10(d)* Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                10(e)* 1992 Supplemental Benefit Plan (incorporated by reference to Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                10(f)* Supplemental Retirement and Nonqualified Deferred Compensation Plan

                10(g) Credit Agreement dated as of October 7, 1993, with Society National Bank, individually and as Agent, and National City Bank for borrowings up to $30,000,000 (incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-K for the fiscal year ended February 28, 1995)

                10(h) First Amendment dated as of June 30, 1994 to Credit Agreement with Society National Bank, individually and as Agent, and National City Bank (incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-K for the fiscal year ended February 28,
                            1995)

                10(i) Second Amendment to Credit Agreement dated June 7, 1996, between the Registrant, Society National Bank and National City Bank (incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended May 31, 1996)

                10(j) Extension of Commitment Period under Credit Agreement dated September 24, 1996 by KeyBank as successor in interest to Society National Bank

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

                10(m)* Employment Agreement dated June 18, 1990 between the Registrant and Robert S. Reitman (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K for the fiscal year ended February 28, 1991)

                10(n)* Employment Agreement dated June 18, 1990 between the Registrant and David J. Golden (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 29, 1992)

                10(o)* Employment Agreement dated March 1, 1995 between Baxter Tube Company and Dennis Kelly (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K for the fiscal year ended February 28,
                            1995).

                10(p)* Employment Agreement dated July 1, 1992 between the Registrant and Richard J. Sims (incorporated by reference to Exhibit 10(v) of the Registrant's Form 10-K for the fiscal year ended February 28, 1993)

                10(q)* Amendment dated June 13, 1995 to Employment Agreement between the Registrant and Richard J. Sims

                10(r)       Asset Purchase Agreement by and among
                            Whitney-Corr-Pak International, Inc., the
                            Registrant, Design Trend, Inc. and Ever- Ready Appliance Mfg. Co. dated February 29, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated March 29, 1996)


                13          The Registrant's 1997 Annual Report to Shareholders

                21          Subsidiaries of the Registrant

                24          Powers of Attorney

                27**        Financial Data Schedule

                99 Notice of Annual Meeting and Proxy Statement dated May 14, 1997 (filed by the Registrant with the Securities and Exchange Commission on May 14, 1997)

          *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

          **Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

          (b) Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the Registrant's fiscal year ended February 28, 1997.

                               S I G N A T U R E S


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE TRANZONIC COMPANIES

                                  By: /s/ Robert S. Reitman
                                     --------------------------------------
                                     Robert S. Reitman
                                     Chairman, President and
                                     Principal Executive Officer
Dated:  May 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 19, 1997                  /s/ Robert S. Reitman
                                     --------------------------------------
                                     Robert S. Reitman
                                     Director

Dated:  May 19, 1997                  /s/ Alayne L. Reitman
                                     --------------------------------------
                                     Alayne L. Reitman
                                     Principal Financial Officer

Dated:  May 19, 1997                  /s/ Richard J. Pennza
                                     --------------------------------------
                                     Richard J. Pennza
                                     Principal Accounting Officer

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


Dated:  May 19, 1997                 By: /s/ Robert S. Reitman
                                        -----------------------------------
                                        Robert S. Reitman
                                        Attorney in Fact

    Powers of attorney authorizing Robert S. Reitman to sign this Annual Report on Form 10-K on behalf of Directors of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                            THE TRANZONIC COMPANIES

                                     Index

Financial Statements

Audited:

  Consolidated Balance Sheets
    February 28, 1997 and February 29, 1996

  Consolidated Statements of Operations
    Years ended February 28, 1997, February 29, 1996, and February 28, 1995

  Consolidated Statements of Shareholders' Equity
    Years ended February 28, 1997, February 29, 1996, and February 28, 1995

  Consolidated Statements of Cash Flows
    Years ended February 28, 1997, February 29, 1996, and February 28, 1995

  Notes to Consolidated Financial Statements
    Years ended February 28, 1997, February 29, 1996, and February 28, 1995

Schedule

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Tranzonic Companies:

Under date of March 31, 1997, we reported on the consolidated balance sheets of The Tranzonic Companies as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG Peat Marwick LLP

March 31, 1997

                                                                     Schedule II


                            THE TRANZONIC COMPANIES

                 Valuation and Qualifying Accounts and Reserves

     Years ended February 28, 1997, February 29, 1996 and February 28, 1995



                                                           Additions
                                                  --------------------------
                                   Balance at     Charged to                                        Balance at
                                   Beginning      Costs and                                           End of
     Classification                of Period      Expenses        Recoveries        Deductions        Period
     --------------                ---------      ----------      ----------        ----------      ----------
Year ended February 28, 1997
  Allowance for doubtful
    accounts receivable            $290,500        99,248            9,798            95,846(A)       298,700
                                   ========       =======           ======           =======          =======


Year ended February 29, 1996
  Allowance for doubtful
    accounts receivable            $408,500        36,303           92,379           246,682(B)       290,500
                                   ========       =======           ======           =======          =======


Year ended February 28, 1995
  Allowance for doubtful
    accounts receivable            $337,000       229,651           90,109           248,260(A)       408,500
                                   ========       =======           ======           =======          =======


------------
(A) Accounts written off.
(B) Accounts written off of $173,816 and $72,866 of reserves reclassified to net assets of discontinued operations.
