Form 10-Q
period 1997-08-31
TRANZONIC COMPANIES
filed 1997-10-10
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1997 or
                                                             ---------------

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission file number 2-29697
                       -------



                             THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                       34-0664235
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


30195 Chagrin Blvd., Pepper Pike, Ohio                                  44124
---------------------------------------                             ------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                 216/831-5757
                                                                   -------------

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---


Number of Common Shares Outstanding at October 7, 1997                3,498,288
                                                                      ---------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                      August 31, 1997 and February 28, 1997




                                                                      August 31,      February 28,
                                Assets                                  1997              1997
                                ------                               -----------     ------------
                                                                     (unaudited)
Current assets
   Cash (including cash equivalents of $4,287,700 at
     August 31, 1997 and $7,484,200 at February 28, 1997)           $  7,980,238        9,310,479
   Receivables, net                                                   16,595,225       14,554,312
   Inventories
     Raw materials                                                     9,750,660        9,199,517
     Finished goods                                                   10,907,161       10,290,648
   Deferred income taxes                                                 633,043          606,434
   Prepaid expenses and other current assets                           1,026,615          873,143
                                                                     -----------     ------------

                Total current assets                                  46,892,942       44,834,533

Property, plant and equipment, net                                    18,901,031       18,475,743
Other noncurrent assets                                                3,291,343        3,170,213
Intangible assets                                                      8,252,402        5,907,018
                                                                     -----------      -----------

                                                                    $ 77,337,718       72,387,507
                                                                     ===========      ===========


                                      (1)

                                                                     (Continued)

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                      August 31, 1997 and February 28, 1997




                                                                         August 31,      February 28,
               Liabilities and Shareholders' Equity                         1997             1997
               ------------------------------------                     -----------      -----------
                                                                         (unaudited)
Current liabilities
   Trade accounts payable                                              $  8,511,182        6,920,955
   Accrued compensation                                                   2,109,848        2,827,939
   Other payables and accrued expenses                                    2,514,648        3,917,822
                                                                        -----------      -----------

                Total current liabilities                                13,135,678       13,666,716

Deferred gain                                                             1,672,830        1,752,630
Deferred income taxes                                                       471,612          550,042
Other noncurrent liabilities                                              1,995,583        1,698,573

Shareholders' equity
   Serial preferred shares without par value; authorized
     200,000, no shares issued                                                -                -
   Common Shares, no par value; shares at stated value,
     authorized 12,000,000, issued 3,995,539 at August 31,
     1997 and February 28, 1997                                             998,885          998,885
   Additional paid-in capital                                             5,902,555        5,845,141
   Retained earnings                                                     57,600,132       52,573,602
                                                                         ----------       ----------

                                                                         64,501,572       59,417,628
   Less cost of shares held in treasury
     Common Shares - 497,251 at August 31, 1997 and
      526,201 at February 28, 1997                                        4,439,557        4,698,082
                                                                        -----------      -----------

                Total shareholders' equity                               60,062,015       54,719,546
                                                                         ----------       ----------

                                                                       $ 77,337,718       72,387,507
                                                                         ==========       ==========



See accompanying notes to condensed consolidated financial statements.

                                       (2)

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

           Six- and three-month periods ended August 31, 1997 and 1996
                                   (Unaudited)



                                             Six Months Ended            Three Months Ended
                                                 August 31,                   August 31,
                                       ---------------------------    --------------------------
                                            1997           1996          1997           1996
                                       ------------    -----------    -----------    -----------

Sales                                  $ 76,324,575     70,161,762     39,012,247     35,446,653

Cost and expenses
   Cost of goods sold                    50,386,388     46,422,339     25,768,963     23,021,601
   Selling, general, and
     administrative expenses             19,792,336     18,413,372     10,010,694      9,426,152
                                       ------------    -----------    -----------    -----------
                                         70,178,724     64,835,711     35,779,657     32,447,753
                                       ------------    -----------    -----------    -----------
              Operating earnings          6,145,851      5,326,051      3,232,590      2,998,900

Interest income                             215,716        176,443        115,364         99,037
Interest expense                           (173,217)       (30,471)       (66,581)        (2,492)
                                       ------------    -----------    -----------    -----------
              Earnings before income
                taxes                     6,188,350      5,472,023      3,281,373      3,095,445
Income taxes                                678,000      1,925,000       (369,000)     1,083,000
                                       ------------    -----------    -----------    -----------
              Net earnings             $  5,510,350      3,547,023      3,650,373      2,012,445
                                       ============    ===========    ===========    ===========
Net earnings per Common Share          $       1.55           1.01           1.02            .57
                                               ====           ====           ====            ===
Dividends per Common Share             $        .14            .13            .07           .065
                                                ===            ===            ===           ====
Average common and common
   equivalent shares outstanding          3,546,071      3,507,044      3,572,622      3,506,328
                                       ============    ===========    ===========    ===========
Shares outstanding at end of period       3,498,288      3,469,188      3,498,288      3,469,188
                                       ============    ===========    ===========    ===========





See accompanying notes to condensed consolidated financial statements.

                                       (3)

                             THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Cash Flows

                Six-month periods ended August 31, 1997 and 1996

                                   (Unaudited)


                                                                                     1997              1996
                                                                                     ----              ----
Cash flows from operating activities
   Net earnings                                                                  $ 5,510,350        3,547,023
   Adjustments to reconcile net earnings to net cash provided by operations
     Depreciation and amortization                                                 1,706,596        1,647,480
     Deferred income taxes                                                          (105,039)         446,873
   Changes in assets and liabilities, net of effects of acquisitions
     Receivables, net                                                               (938,206)        (441,802)
     Inventories                                                                    (781,551)        (200,875)
     Prepaid expenses and other current assets                                      (153,472)           3,308
     Trade accounts payable                                                        1,590,227          165,911
     Accrued compensation                                                           (718,091)        (560,001)
     Other payables and accrued expenses                                          (1,403,174)         562,495
     Other, net                                                                      173,353           (5,492)
                                                                                 -----------      -----------
                Net cash provided by operating activities                          4,880,993        5,164,920
Cash flows from financing activities
   Proceeds from revolving credit                                                  7,300,000             --
   Repayments of long-term debt                                                   (7,300,000)      (7,000,000)
   Cash dividends                                                                   (483,820)        (450,566)
                                                                                 -----------      -----------
                Net cash used in financing activities                               (483,820)      (7,450,566)
Cash flows from investing activities
   Net proceeds from sale of Housewares Division                                        --          9,742,367
   Payments for acquisitions, net of cash acquired                                (4,766,288)            --
   Purchase of treasury shares                                                          --           (421,650)
   Proceeds on exercise of share options                                             315,939             --
   Purchases of property, plant and equipment                                       (923,063)        (844,292)
   Other                                                                            (354,002)        (933,382)
                                                                                 -----------      -----------
                Net cash provided by (used in) investing activities               (5,727,414)       7,543,043
Cash and cash equivalents
   Increase (decrease) during the year                                            (1,330,241)       5,257,397
   Beginning balance                                                               9,310,479        6,610,933
                                                                                 -----------      -----------
   Ending balance                                                                $ 7,980,238       11,868,330
                                                                                 ===========      ===========
Supplemental schedule of noncash investing and financing activities
   On March 3, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Unity Paper Tubes; in conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                               $ 4,800,328             --
     Liabilities assumed                                                             (34,040)            --
                                                                                 -----------      -----------
     Cash paid                                                                   $ 4,766,288             --
                                                                                 ===========      ===========
Supplemental disclosure of cash flow information
   Income taxes paid                                                             $ 2,335,866        2,161,224
   Interest paid                                                                 $   180,087           39,708



See accompanying notes to condensed consolidated financial statements.

                                       (4)

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

           Six- and three-month periods ended August 31, 1997 and 1996




Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies and subsidiaries (Company) at August 31, 1997 and the results of operations for the six- and three-month periods ended August 31, 1997 and 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 28, 1997.

Note B Net earnings per Common Share have been calculated based on the weighted average Common Shares outstanding during the periods plus the incremental shares (calculated using the treasury share method) for those outstanding share options which are considered equivalent shares and have a dilutive impact on net earnings per Common Share.

Note C The table below depicts the average Common Shares used in the calculation of net earnings per share for the reported periods and the outstanding:

                      Six Months Ended                 Three Months Ended
                         August 31,                        August 31,
                  --------------------------       ---------------------------
                    1997             1996            1997               1996
                    ----             ----            ----               ----
                  3,546,071        3,507,044       3,572,622         3,506,328
                  =========        =========       =========         =========

           The number of Common Shares outstanding at August 31, 1997 and 1996 was 3,498,288 and 3,469,188, respectively.

Note D On September 19, 1997, the Company entered into a definitive agreement to sell substantially all of the assets and business of Baxter Tube Company to Caraustar Industries, Inc. for approximately $14 million in cash and the assumption of certain liabilities. The transaction is expected to close during the Company's third quarter and is expected to result in a one-time gain.

           Identifiable assets to be sold at Baxter Tube Company were $8,444,531 and $3,664,490 at August 31, 1997 and February 28, 1997,
           respectively.

           Baxter Tube Company had sales of $8,215,383 and $6,213,879 through the six-month period and $4,239,622 and $2,997,915 through the three-month period ended August 31, 1997 and 1996, respectively. Baxter Tube Company's contribution to operating earnings before interest and taxes were $756,630 and $540,893 through the six-month period and $472,067 and $250,555 through the three-month period ended August 31, 1997 and 1996, respectively.

Note E A change in the estimated tax effect resulting from the divestiture of the Company's Housewares Division, which occurred in the prior fiscal year, caused a one-time $1.5 million tax credit against the current year second fiscal quarter income tax provision.

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

Financial Condition
-------------------

The Company's financial position remains strong. At August 31, 1997, the current ratio was 3.6:1 as compared to 3.3:1 at February 28, 1997, and working capital increased to $33.8 million as compared to $31.2 million at fiscal year-end.

On March 3, 1997, the Company acquired for $4.8 million substantially all the assets and assumed certain liabilities of Unity Paper Tubes, a manufacturer and distributor of spiral-wound paper tubes and cores, located in the United Kingdom. The acquisition was financed through the use of the Company's $30.0 million revolving line of credit. Existing cash and cash generated from operations have since been used to repay this borrowing.

Subsequent to the second fiscal quarter close, the Company entered into a definitive agreement to sell substantially all of the assets and business of Baxter Tube Company to Caraustar Industries, Inc. The Company expects to record a one-time gain once the transaction closes, which is expected in October 1997.


                                      (6)

Results of Operation
--------------------

Revenues in the current year's second fiscal quarter increased 10.1 percent to $39.0 million, up from $35.4 million recorded a year ago. Each of the Company's operating divisions participated in the revenue increase. Revenue gains recorded by CCP Industries and Baxter Tube Company resulted principally from recent acquisitions. Revenue gains from the extension of existing product lines continued into the second fiscal quarter for Hospital Specialty Company. Revenues in the six-month period ended August 31, 1997 increased 8.8 percent to $76.3 million compared to $70.2 million of the prior year like period.

Operating margins were down slightly during the current year second fiscal quarter to 8.3 percent from 8.5 percent of a year ago. Continued focus on reducing selling, general and administrative expenses have nearly offset the increase in cost of goods sold as sales mix, particularly at CCP Industries, and strong price competition have put pressure on gross margins. Operating margins for the six-month period of 8.1 percent reflected improvement over the 7.6 percent of a year ago.

Borrowings used to finance the acquisition of Unity Paper Tubes at the beginning of the current fiscal year, as noted earlier, caused an unfavorable change in net interest. During the prior year first quarter the Company received approximately $10.0 million in cash from the sale of its Housewares Division.

A change in the estimated tax effect resulting from the divestiture of the Company's Housewares Division, which occurred in the prior fiscal year, caused a one-time tax credit of $1.5 million, or 42 cents per share, against the current fiscal second quarter tax provision. Excluding this adjustment, the effective tax rate through the six-month period ended August 31, 1997 was 35.2 percent, identical to that of the same period a year ago.

Net earnings in the six-month period ended August 31, 1997 were $5.5 million, or $1.55 share, compared to $3.5 million, or $1.01 per share, recorded in the like prior year period. Net earnings for the current year's second fiscal three-month period were $3.7 million, or $1.02 per share, compared to $2.0 million, or 57 cents per share, recorded in the same period last year.



                                      (7)

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

ITEM 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

(a)    Exhibits
       --------

       Exhibit Number               Exhibit
       --------------               -------

               27(1)                Financial Data Schedule
               99                   Independent Auditors' Review Report

(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K have been filed during the quarter ended August 31, 1997.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             THE TRANZONIC COMPANIES
                             (Registrant)





Date:  October 8, 1997       By: /s/ Richard J. Pennza
                                 -----------------------------
                                 Richard J. Pennza
                                 (Duly authorized officer and
                                 Principal Accounting Officer)




-------------------------------

1 Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


                                      (8)