Form 10-Q/A
period 1997-08-31
TRANZONIC COMPANIES
filed 1997-12-22
CIK 1761

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 1


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

                                       (2)

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

           Six- and three-month periods ended August 31, 1997 and 1996
                                   (Unaudited)



                                                   Six Months Ended            Three Months Ended
                                                       August 31,                   August 31,
                                             ---------------------------    --------------------------
                                                  1997           1996          1997           1996
                                             ------------    -----------    -----------    -----------

Sales                                        $ 76,324,575     70,161,762     39,012,247     35,446,653

Cost and expenses
   Cost of goods sold                          50,386,388     46,422,339     25,768,963     23,021,601
   Selling, general, and
     administrative expenses                   19,792,336     18,413,372     10,010,694      9,426,152
                                             ------------    -----------    -----------    -----------
                                               70,178,724     64,835,711     35,779,657     32,447,753
                                             ------------    -----------    -----------    -----------
              Operating earnings                6,145,851      5,326,051      3,232,590      2,998,900

Interest income                                   215,716        176,443        115,364         99,037
Interest expense                                 (173,217)       (30,471)       (66,581)        (2,492)
                                             ------------    -----------    -----------    -----------
              Earnings from continuing
                operations before income
                taxes                           6,188,350      5,472,023      3,281,373      3,095,445
Income taxes                                    2,178,000      1,925,000      1,131,000      1,083,000
                                             ------------    -----------    -----------    -----------
              Earnings from
                continuing operations        $  4,010,350      3,547,023      2,150,373      2,012,445

Discontinued Operations                         1,500,000            --       1,500,000            --
                                             ------------    -----------    -----------    -----------
              Net earnings                   $  5,510,350      3,547,023      3,650,373      2,012,445
                                             ============    ===========    ===========    ===========

Net earnings per Common Share

   From Continuing Operations                $       1.13           1.01            .60            .57
   From Discontinued Operations                       .42            --             .42            --
                                             ------------    -----------    -----------    -----------
                                             $       1.55           1.01           1.02            .57
                                             ============    ===========    ===========    ===========

Dividends per Common Share                   $        .14            .13            .07           .065
                                                      ===            ===            ===           ====
Average common and common
   equivalent shares outstanding                3,546,071      3,507,044      3,572,622      3,506,328
                                             ============    ===========    ===========    ===========
Shares outstanding at end of period             3,498,288      3,469,188      3,498,288      3,469,188
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

Note E A change in the estimated tax effect resulting from the divestiture of the Company's Housewares Division, which occurred in the prior fiscal year, caused a one-time $1.5 million tax credit. This tax credit has been classified as "discontinued operations" as was the related loss. The related loss was recognized during the year ended February 29, 1996.

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

A change in the estimated tax effect resulting from the divestiture of the Company's Housewares Division, which occurred in the prior fiscal year, caused a one-time tax credit of $1.5 million, or 42 cents per share applied to discontinued operations.

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

ITEM 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

(a)    Exhibits
       --------

       Exhibit Number               Exhibit
       --------------               -------

               27(1)                Financial Data Schedule
               99                   Independent Auditors' Review Report
                                    (previously filed with the Registrant's
                                    Form 10-Q on October 10, 1997)

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


                             THE TRANZONIC COMPANIES
                             (Registrant)





Date:  December 19, 1997     By: /s/ Richard J. Pennza
                                 -----------------------------
                                 Richard J. Pennza
                                 (Duly authorized officer and
                                 Principal Accounting Officer)




-------------------------------

1 Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


                                      (8)