Form 10-Q
period 1997-11-30
TRANZONIC COMPANIES
filed 1998-01-14
CIK 1761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1997 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from  ______________ to _______________

Commission file number    2-29697
                        ------------


                             THE TRANZONIC COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                       34-0664235
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

30195 Chagrin Blvd., Pepper Pike, Ohio                            44124
--------------------------------------                          -----------
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

Yes  X          No
    ---            ---


Number of Common Shares Outstanding at January 9, 1998            3,498,488
                                                                  ---------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                     November 30, 1997 and February 28, 1997



                                                                      November 30,    February 28,
                                Assets                                    1997            1997
                                ------                                ------------    ------------
                                                                      (unaudited)
Current assets
   Cash (including cash equivalents of $20,604,700 at
     November 30, 1997 and $7,484,200 at February 28, 1997)          $ 21,690,015      9,310,479
   Receivables, net                                                    14,972,666     14,554,312
   Inventories
     Raw materials                                                      9,238,410      9,199,517
     Finished goods                                                    10,334,154     10,290,648
   Deferred income taxes                                                  360,956        606,434
   Prepaid expenses and other current assets                            1,085,805        873,143
                                                                       ----------     ----------

                Total current assets                                   57,682,006     44,834,533

Property, plant and equipment, net                                     16,227,283     18,475,743
Other noncurrent assets                                                 3,203,829      3,170,213
Intangible assets                                                       5,954,179      5,907,018
                                                                       ----------     ----------

                                                                     $ 83,067,297     72,387,507
                                                                       ==========     ==========

                                                                    (Continued)
                                      (1)

                             THE TRANZONIC COMPANIES

                      Condensed Consolidated Balance Sheets

                     November 30, 1997 and February 28, 1997


                                                                  November 30,     February 28,
               Liabilities and Shareholders' Equity                   1997             1997
               ------------------------------------               -----------      -----------
                                                                  (unaudited)

Current liabilities
   Trade accounts payable                                         $ 6,672,176        6,920,955
   Accrued compensation                                             2,325,139        2,827,939
   Other payables and accrued expenses                              4,692,174        3,917,822
                                                                  -----------      -----------

                Total current liabilities                          13,689,489       13,666,716

Deferred gain                                                       1,632,930        1,752,630
Deferred income taxes                                                 289,495          550,042
Other noncurrent liabilities                                        2,181,465        1,698,573

Shareholders' equity
   Serial preferred shares without par value; authorized
     200,000, no shares issued                                            -                -
   Common Shares, no par value; shares at stated value,
     authorized 12,000,000, issued 3,995,539 at November 30,
     1997 and February 28, 1997                                       998,885          998,885
   Additional paid-in capital                                       5,909,590        5,845,141
   Retained earnings                                               62,803,214       52,573,602
                                                                  -----------      -----------

                                                                   69,711,689       59,417,628
   Less cost of shares held in treasury -
     Common Shares - 497,051 at November 30, 1997 and
       526,201 at February 28, 1997                                 4,437,771        4,698,082
                                                                  -----------      -----------

                Total shareholders' equity                         65,273,918       54,719,546
                                                                  -----------      -----------

                                                                  $83,067,297       72,387,507
                                                                  ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                      (2)

                             THE TRANZONIC COMPANIES

                  Condensed Consolidated Statements of Earnings

         Nine- and three-month periods ended November 30, 1997 and 1996

                                   (Unaudited)



                                                  Nine Months Ended                     Three Months Ended
                                                     November 30,                            November 30,
                                                     ------------                            ------------
                                               1997               1996                 1997                1996
                                               ----               ----                 ----                ----

Sales                                    $ 113,811,832         105,185,367          37,487,257          35,023,605

Cost and expenses
 Cost of goods sold                         75,192,724          68,897,763          24,806,336          22,475,424
 Selling, general, and
   administrative expenses                  30,175,061          28,092,005          10,382,725           9,678,633
                                         -------------       -------------       -------------       -------------
                                           105,367,785          96,989,768          35,189,061          32,154,057
                                         -------------       -------------       -------------       -------------
        Operating earnings                   8,444,047           8,195,599           2,298,196           2,869,548
Gain on sale of Baxter Tube Company          6,164,567                 -             6,164,567                 -
Interest income                                344,046             269,195             128,330              92,752
Interest expense                              (177,687)            (33,695)             (4,470)             (3,224)
                                         -------------       -------------       -------------       -------------
        Earnings from continuing
          operations before income
          taxes                             14,774,973           8,431,099           8,586,623           2,959,076
Income taxes                                 5,319,000           3,018,000           3,141,000           1,093,000
                                         -------------       -------------       -------------       -------------
        Earnings from continuing
          operations                         9,455,973           5,413,099           5,445,623           1,866,076
Discontinued operations                      1,500,000                 -                   -                   -
                                         -------------       -------------       -------------       -------------
        Net earnings                     $  10,955,973           5,413,099           5,445,623           1,866,076
                                         =============       =============       =============       =============
Net earnings per Common Share
 From continuing operations              $        2.65                1.54                1.51                 .53
 From discontinued operations                      .42                 -                   -                   -
                                                  ----                ----                ----                 ---
                                         $        3.07                1.54                1.51                 .53
                                                  ====                ====                ====                 ===
Dividends per Common Share
 (note C)                                $         .21                 .20                 .07                 .07
                                                   ===                 ===                 ===                 ===
Average common and common
 equivalent shares outstanding               3,568,702           3,514,185           3,613,965           3,528,469
                                         =============       =============       =============       =============
Shares outstanding at end of period          3,498,488           3,453,938           3,498,488           3,453,938
                                         =============       =============       =============       =============

See accompanying notes to condensed consolidated financial statements.

                                      (3)

                             THE TRANZONIC COMPANIES

                 Condensed Consolidated Statements of Cash Flows

               Nine-month periods ended November 30, 1997 and 1996

                                   (Unaudited)


                                                                                 1997               1996
                                                                                 ----               ----
Cash flows from operating activities
   Net earnings                                                             $ 10,955,973          5,413,099
   Adjustments to reconcile net earnings to net cash provided by continuing operations
       Gain on sale of Baxter Tube Company                                    (6,164,567)               -
       Earnings from discontinued operations                                  (1,500,000)               -
       Depreciation and amortization                                           2,470,234          2,474,076
       Deferred income taxes                                                     (15,069)           510,035
   Changes in assets and liabilities, net of effects of acquisitions
     Receivables, net                                                           (818,609)           188,283
     Inventories                                                              (1,315,614)        (1,854,389)
     Prepaid expenses and other current assets                                  (290,624)           914,171
     Trade accounts payable                                                      929,067           (304,347)
     Accrued compensation                                                       (474,532)          (318,746)
     Other payables and accrued expenses                                         907,753            221,640
     Other, net                                                                  (50,286)            41,958
                                                                            ------------       ------------
                Net cash provided by continuing operations                     4,633,726          7,285,780
                Net cash provided by (used in) discontinued operations         1,500,000            (57,158)
                                                                            ------------       ------------
                Net cash provided by operating activities                      6,133,726          7,228,622
Cash flows from investing activities
   Net proceeds from sale of Baxter Tube Company                              13,019,634                -
   Net proceeds from sale of Housewares Division                                     -            9,650,660
   Payments for acquisitions, net of cash acquired                            (4,766,288)        (2,880,717)
   Purchases of property and equipment                                        (1,613,532)        (1,427,950)
   Other                                                                          14,043            (64,447)
                                                                            ------------       ------------
                Net cash provided by investing activities                      6,653,857          5,277,546
Cash flows from financing activities
   Proceeds from revolving credit                                              7,300,000                -
   Repayments of long-term debt                                               (7,300,000)        (7,000,000)
   Purchase of treasury shares                                                       -             (822,900)
   Proceeds on exercise of share options                                         318,313            111,240
   Cash dividends                                                               (726,360)          (691,973)
                                                                            ------------       ------------
                Net cash used in financing activities                           (408,047)        (8,403,633)
                                                                            ------------       ------------
Cash and cash equivalents
   Increase during the period                                                 12,379,536          4,102,535
   Beginning balance                                                           9,310,479          6,610,933
                                                                            ------------       ------------
   Ending balance                                                           $ 21,690,015         10,713,468
                                                                            ============       ============
Supplemental schedule of noncash investing and financing
   activities in conjunction with acquisition
     Fair value of assets acquired                                          $  4,800,328          3,694,479
     Liabilities assumed                                                         (34,040)           813,762
                                                                            ------------       ------------
     Cash paid                                                              $  4,766,288          2,880,717
                                                                            ============       ============
Supplemental disclosure of cash flow information
   Income taxes paid                                                        $  2,382,960          2,450,071
   Interest paid                                                            $    184,257             42,632


See accompanying notes to condensed consolidated financial statements.

                                      (4)

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements

         Nine- and three-month periods ended November 30, 1997 and 1996


Note A In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain such adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of The Tranzonic Companies and subsidiaries (Company) at November 30, 1997 and the results of operations for the nine- and three-month periods ended November 30, 1997 and 1996. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended February 28, 1997.

Note B Net earnings per Common Share have been calculated based on the weighted average Common Shares outstanding during the periods plus the incremental shares (calculated using the treasury share method) for those outstanding share options which are considered equivalent shares and have a dilutive impact on net earnings per Common Share.

Note C The table below depicts the average Common Shares and Common Equivalent Shares used in the calculation of net earnings per share for the reported periods:


                     Nine Months Ended                 Three Months Ended
                        November 30,                       August 31,
                     -----------------                 ------------------
                    1997         1996                 1997            1996
                    ----         ----                 ----            ----
                 3,568,702     3,514,185            3,613,965      3,528,469
                 =========     =========            =========      =========

           The number of Common Shares outstanding at November 30, 1997 and 1996 was 3,498,488 and 3,453,938, respectively.

Note D On September 19, 1997, the Company entered into a definitive agreement which resulted in the sale of substantially all of the assets and business of Baxter Tube Company to Caraustar Industries, Inc. for approximately $13 million in cash, net of closing costs, and the assumption of certain liabilities. The transaction, which closed on October 15, 1997, resulted in a $6.2 million pretax gain.

           Identifiable assets sold by Baxter Tube Company were $3.7 million at February 28, 1997.

           Baxter Tube Company had sales of $10.5 million and $9.3 million through the nine-month period and $2.3 million and $3.0 million through the three-month period ended November 30, 1997 and 1996, respectively. Baxter Tube Company's contribution to operating earnings before interest and taxes were $1.0 million and $.9 million through the nine-month period and $.3 million and $.3 million through the three-month period ended November 30, 1997 and 1996, respectively.

Note E A change in the estimated tax effect resulting from the divestiture of the Company's Housewares Division, which occurred in the prior fiscal year, caused a one-time $1.5 million tax credit. This tax credit has been classified as "discontinued operations" as was the related loss. The related loss was recognized during the year ended February 29, 1996.


                                      (5)

                             THE TRANZONIC COMPANIES

              Notes to Condensed Consolidated Financial Statements


Note F On October 17, 1997, the Company announced that it had signed a definitive merger agreement with a subsidiary of Linsalata Capital Partners Fund II, L.P., the result of which if approved by shareholders will be a cash payment of $29.00 per share to Tranzonic shareholders. A shareholders' meeting, which was announced by the Company in late December, will be held on January 22, 1997 to vote on such merger. A group of Company shareholders representing more than a majority of shares outstanding has agreed to vote in favor of the merger. It is anticipated that the effective date of the transaction will be shortly thereafter.














                                      (6)

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

Merger Agreement and Plan of Reorganization
-------------------------------------------

On October 17, 1997, the Company announced that it had signed a definitive merger agreement with a subsidiary of Linsalata Capital Partners Fund II, L.P., the result of which if approved by shareholders will be a cash payment of $29.00 per share to Tranzonic shareholders. A shareholders' meeting, which was announced by the Company in late December, will be held on January 22, 1997 to vote on such merger. A group of Company shareholders representing more than a majority of shares outstanding has agreed to vote in favor of the merger. It is anticipated that the effective date of the transaction will be shortly thereafter.

Financial Condition
-------------------

The Company's financial position remains strong. At November 30, 1997, the current ratio was 4.2:1 as compared to 3.3:1 at February 28, 1997, and working capital increased to $44.0 million as compared to $31.2 million at fiscal year-end.







                                      (7)

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

In the middle of the current year third fiscal quarter, the Company entered into a definitive agreement to sell substantially all of the assets and business of Baxter Tube Company to Caraustar Industries, Inc. The transaction, which closed on October 15, 1997, added approximately $13.0 million to the Company's cash reserves.

Results of Operation
--------------------

Revenues in the current year's third fiscal quarter increased 7.0 percent to $37.5 million, up from $35.0 million recorded in the same prior year period. The sale of Baxter Tube Company, which took place in the middle of the third quarter, primarily caused a $.7 million quarter-to-quarter sales decline. Revenue gains at Hospital Specialty Company amounted to $2.7 million resulting principally from increased sales of existing product lines. CCP Industries recorded a modest sales increase. Revenues in the nine-month period ended November 30, 1997 increased to $113.8 million, an 8.2 percent gain over the $105.2 million recorded in the prior year like period. During this period, revenue gains recorded by CCP Industries of $2.9 million and Baxter Tube Company of $1.3 million resulted principally from acquisitions occurring in the latter part of the prior year and early part of the current year respectively. Hospital Specialty Company continued its period-over-period sales increase trend, mainly from sales volume increases in existing product lines.

Gross margins declined in the current year third quarter period to 33.8 percent from 35.8 percent for the comparable prior year period. The impact of Baxter Tube Company's divestiture, along with continued changes in product mix at CCP Industries, as well as strong price competition, have resulted in this decrease. For the nine-month period ended November 30, 1997, gross margins of 33.9 percent were down from the prior year level of 34.5 percent.

Selling, general and administrative expenses have remained relatively consistent on a year-to-year comparison through the three- and nine-month periods ended November 30, 1997. Each of the Company's divisions continues its focus on improving administrative efficiencies. For the current three-month period, operating margins were 6.1 percent as compared to 8.2 percent for the comparative prior year period reflecting the increased cost of goods sold. Current year nine-month margins were 7.4 percent, down from 7.8 percent of the prior year like period.

As noted earlier, the Company concluded a transaction to sell substantially all of the assets and business of Baxter Tube Company. As a result, the Company recorded a pretax gain of $6.2 million.

In the second quarter of the current fiscal year, the Company adjusted the estimated tax on the loss incurred on the sale of its Housewares Division which occurred in the prior fiscal year. A one-time $1.5 million credit to estimated taxes, or 42 cents per share, was recorded and classified as discontinued operations as was the related loss in the prior year.

Earnings from continuing operations in the third quarter ended November 30, 1997 which includes the Baxter Tube Company gain increased to $5.4 million, or $1.51 per share, a 191.8 percent increase over the $1.9 million, or 53 cents per share, recorded last year. Earnings from continuing operations for the nine-month period ended November 30, 1997 increased to $9.5 million, or $2.65 per share, a 74.7 percent increase over the $5.4 million, or $1.54 per share, recorded in the corresponding prior year period.




                                      (8)

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

     b)  Reports on Form 8-K
         -------------------

         On October 24, 1997, the Registrant filed a report on Form 8-K dated October 15, 1997. On December 11, 1997, the Registrant filed Amendment No. 1 to such Form 8-K on Form 8-K/A dated December 10, 1997. The filings were made under Item 2 of Form 8-K, in conjunction with the sale by the Registrant and its wholly owned subsidiary Baxter Tube Company (the "Subsidiary"), of substantially all of the assets of the Subsidiary. The following financial statements were filed as a part of the Form 8-K, as amended: The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated Balance Sheet as of August 31, 1997; and The Tranzonic Companies Unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended February 28, 1997 and for the six-month period ended August 31, 1997.



                                      (9)

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               THE TRANZONIC COMPANIES
                               (Registrant)




Date:  January 12, 1998        By: /s/ Richard J. Pennza
                                   ------------------------------
                                   Richard J. Pennza
                                   (Duly authorized officer and
                                   Principal Accounting Officer)












                                      (10)